Form 10-Q
period 2013-11-30
VETRO, INC.
filed 2013-12-18
CIK 1570132

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 18, 2013
Common Stock, $0.001	10,550,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of November 30, 2013 and the results of its operations for the nine month period ended November 30, 2013 and its cash flows for the nine month period ended November 30, 2013.

2 | Page

3 | Page

VETRO, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	November 30, 2013 (Unaudited)	February 28, 2013 (Audited)
ASSETS
Current Assets
Cash	$ 20,092	$ 8,136
Total current assets	20,092	8,136
Total assets	$ 20,092	$ 8,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 317	$ 317
Accounts payable	1,330	-
Total current liabilities	1,647	317
Total liabilities	1,647	317

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,550,000 shares issued and outstanding (8,000,000 shares issued and outstanding as of February 28, 2013)	10,550	8,000
Additional paid-in-capital	22,950	-
Accumulated Deficit	(15,055)	(181)
Total stockholders’ equity	18,445	7,819
Total liabilities and stockholders’ equity	$ 20,092	$ 8,136

The accompanying notes are an integral part of these financial statements.

4 | Page

VETRO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended November 30, 2013	Nine ended November 30, 2013	For the period from inception (August 15, 2012) to November 30, 2013
Revenues	$ -	$ -	$ -
Cost of revenue	-		-
Gross profit	-		-
Operating expenses	7,775	14,874	15,055
Loss before income tax	(7,775)	(14,874)	(15,055)
Income taxes	-	-	-
Net loss	(7,775)	(14,874)	(15,055)
Loss per share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares-Basic and Diluted	10,134,945	8,710,836

The accompanying notes are an integral part of these financial statements.

5 | Page

VETRO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended November 30, 2013	For the period from inception (August 15, 2012) to November 30, 2013
Operating Activities
Net loss	$ (14,874)	$ (15,055)
Increase in accounts payable	1,330	1,330
Net cash used in operating activities	(13,544)	(13,725)
Financing Activities
Proceeds from issuance of common stock	25,500	33,500
Proceeds from loan from shareholder	-	317
Net cash provided by financing activities	25,500	33,817
Net increase (decrease) in cash	11,956	20,092
Cash at beginning of the period	8,136	-
Cash at end of the period	$ 20,092	$ 20,092
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VETRO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

VETRO, INC. (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012 and intends to sell crepes in Czech Republic. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through November 30, 2013 the Company has not generated any revenue and has accumulated losses of $15,055.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,055 as of November 30, 2013 and further losses are anticipated in the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending February 28, 2013 and the three and nine month periods ending November 30, 2013 and from August 15, 2013 (Inception) to November 30, 2013.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2013 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. On November 19, 2012, the Company issued 8,000,000 shares of its common stock at $0.001 per share for total proceeds of $8,000. In August 2013, the Company issued 360,000 shares of its common stock at $0.01 per share for total proceeds of $3,600.In September and October 2013, the Company issued 2,190,000 shares of its common stock at $0.01 per share for total proceeds of $21,900.

During the period August 15, 2012 (inception) to November 30, 2013, the Company sold a total of 10,550,000 shares of common stock for total cash proceeds of $33,500.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception through November 30, 2013 the Director loaned the Company $317 to pay for incorporation costs and bank expenses.  As of November 30, 2013, the total loan amount was $317. The loan is non-interest bearing and the company currently has no plans for repayment.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between November 30, 2013 and December 16, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

7 | Page

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on August 15, 2012 to November 30, 2013.  As of November 30, 2013, we had total assets of $20,092 and total liabilities of $1,647.  Since our inception to November 30, 2013, we have accumulated a deficit of $15,055. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

8 | Page

Nine Month Period Ended November 30, 2013 Compared to the period from inception (August 15, 2012) to November 30, 2013

Our net loss for the Nine month period ended November 30, 2013 was $14,874 compared to a net loss of $15,055 during the period from inception (August 15, 2012) to November 30, 2013. During the Nine month period ended November 30, 2013, we have not generated   any revenue.

The weighted average number of shares outstanding was 8,710,836 for the Nine month period ended November 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2013

As of November 30, 2013, our current assets were $20,092 compared to $8,136 in current assets at February 28, 2013. As of November 30, 2013, our current liabilities were $1,647. Current liabilities were comprised of $317 in loan from shareholder and $1,330 in accounts payable.

Stockholders’ equity increased from $7,819 as of February 28, 2013 to $18,445 as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Nine month period ended November 30, 2013, net cash flows used in operating activities was $13,644 consisting of a net loss of $14,874 and increase in accounts payable of $1,330. Net cash flows used in operating activities was $13,725 for the period from inception (August 15, 2012) to November 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Nine month period ended November 30, 2013, net cash provided by financing activities was $25,500, consisting entirely of proceeds from issuance of common stock. For the period from inception (August 15, 2012) to November 30, 2013, net cash provided by financing activities was $33,817 received from proceeds from issuance of common stock and loan from shareholder.

9 | Page

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

10 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

11 | Page

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

12 | Page

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

VETRO, INC.
Dated: December 18, 2013	By: /s/ Tatiana Fumioka
Tatiana Fumioka, President and Chief Executive Officer and Chief Financial Officer

13 | Page