Form 10-K
period 2014-02-28
VETRO, INC.
filed 2014-03-28
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of March 28, 2014, the registrant had 10,550,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 28, 2014.

2 | Page

3 | Page

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

None.

4 | Page

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “VTRQ”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of February 28, 2014, no shares of our common stock have traded.

Number of Holders

As of February 28, 2014, the 10,550,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED FEBRUARY 28, 2014 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2013.

Our net loss for the fiscal year ended February 28, 2014 was $27,754 compared to a net loss of $181 during the fiscal year ended February 28, 2013. During fiscal year ended February 28, 2014, the Company did not generate any revenue.

During the fiscal year ended February 28, 2014, we incurred general and administrative expenses of $27,754 compared to $181 in general and administrative expenses incurred during fiscal year ended February 28, 2013.

Expenses incurred  during  fiscal year ended February 28, 2014  compared to fiscal year ended February 28, 2013  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average  number of shares  outstanding  was  9,164,329 for the fiscal year ended February 28, 2014 compared to 4,121,212 for the fiscal year ended February 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2014

As of February 28, 2014, our current assets were $5,882 and our total liabilities were $317. As of February 28, 2014, current assets were comprised of $5,882 in cash. As of February 28, 2014, total liabilities were comprised of $317 in loan from shareholder.

As of February 28, 2014, our total assets were $5,882 comprised entirely of current assets.  Stockholders’ equity was $5,565 as of February 28, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2014, net cash flows used in operating activities was $27,754 consisting of a net loss of $27,754. Net cash flows used in operating activities was $27,935 for the period from inception (August 15, 2012) to February 28, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 28, 2014 net cash provided by financing activities was $25,500, received from proceeds from issuance of common stock.  For the period from inception (August 15, 2012) to February 28, 2014, net cash provided by financing activities was $33,817 received from proceeds from issuance of common stock and  loan from shareholder.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2014 and February 28, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

7 | Page

Item 8. Financial Statements and Supplementary Data

VETRO, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

FEBRUARY 28, 2014

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of February 28, 2014 and  2013

F-2

Statements of Operations the periods ended

February 28, 2014 and 2013 and for the period from

August 15, 2012 (Date of Inception) to February 28, 2014

F-3

Statement of Stockholders’ Deficit as of February 28, 2014

F-4

Statements of Cash Flows for the periods ended

February 28, 2014 and 2013 and for the period from

August 15, 2012 (Date of Inception) to February 28, 2014

F-5

Notes to the Financial Statements

F-6 – F-7

8 | Page

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vetro, Inc.

We have audited the accompanying balance sheets of Vetro, Inc. (A Development Stage Company) as of February 28, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended, and for the period August 15, 2012 (inception) to February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vetro, Inc. (A Development Stage Company) as of February 28, 2014 and 2013 and the results of its operations and cash flows for the periods then ended and for the period from August 15, 2012 (inception), to February 28, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Harris & Gillespie CPA’s, PLLC

Seattle, Washington

March 8, 2014

9 | Page

VETRO, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Audited)
	February 28, 2014	February 28, 2013
ASSETS
Current Assets
Cash	$ 5,882	$ 8,136
Total current assets	5,882	8,136
Total assets	$ 5,882	$ 8,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 317	$ 317
Accounts payable	-	-
Total current liabilities	317	317
Total liabilities	317	317

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,550,000 shares issued and outstanding (8,000,000 shares issued and outstanding as of February 28, 2013)	10,550	8,000
Additional paid-in-capital	22,950	-
Accumulated Deficit	(27,935)	(181)
Total stockholders’ equity	5,565	7,819
Total liabilities and stockholders’ equity	$ 5,882	$ 8,136

The accompanying notes are an integral part of these financial statements.

10 | Page

VETRO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Audited)
	Year ended February 28, 2014	Year ended February 28, 2013	For the period from inception (August 15, 2012) to February 28, 2014
Revenues	$ -	$ -	$ -
Cost of revenue	-		-
Gross profit	-		-
Operating expenses	27,754	181	27,935
Loss before income tax	(27,754)	(181)	(27,935)
Income taxes	-	-	-
Net loss	(27,754)	(181)	(27,935)
Loss per share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares-Basic and Diluted	9,164,329	4,121,212

The accompanying notes are an integral part of these financial statements.

11 | Page

VETRO, INC. A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001 on November 19, 2012	8,000,000	8,000	-	-	8,000
Net loss				(181)	(181)
Balance as of February 28, 2013	8,000,000	8,000	-	(181)	7,819
Common shares issued for cash at $0.01	2,550,000	2,550	22,950	-	25,500
Net loss				(27,754)	(27,754)
Balance as of February 28, 2014	10,550,000	$10,550	$ 22,250	$ (27,935)	$ 5,565

The accompanying notes are an integral part of these financial statements.

12 | Page

VETRO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Audited)
	Year ended February 28, 2014	Year ended February 28, 2013	For the period from inception (August 15, 2012) to February 28, 2014
Operating Activities
Net loss	$ (27,754)	$ (181)	$ (27,935)
Increase in accounts payable	-	-	-
Net cash used in operating activities	(27,754)	(181)	(27,935)
Financing Activities
Proceeds from issuance of common stock	25,500	8,000	33,500
Proceeds from loan from shareholder	-	317	317
Net cash provided by financing activities	25,500	8,317	33,817
Net increase (decrease) in cash	(2,254)	8,136	5,882
Cash at beginning of the period	8,136	-	-
Cash at end of the period	$ 5,882	$ 8,136	$ 5,882
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

VETRO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2014

(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

VETRO, INC. (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012 and intends to sell crepes in Czech Republic. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through February 28, 2014 the Company has not generated any revenue and has accumulated losses of $27,935.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $27,935 as of February 28, 2014 and further losses are anticipated in the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for years ending February 28, 2014 and 2013 and for the period August 15, 2012 (inception) through February 28, 2014.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2014 the Company's bank deposits did not exceed the insured amounts.

14 | Page

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

During the period August 15, 2012 (inception) to February 28, 2014, the Company sold a total of 10,550,000 shares of common stock for total cash proceeds of $33,500.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since inception through February 28, 2014 the Director loaned the Company $317 to pay for incorporation costs and bank expenses.  As of February 28, 2014, the total loan amount was $317. The loan is non-interest bearing and the company currently has no plans for repayment.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from  February 28, 2014 to March 8, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

15 | Page

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Tatiana Fumioka Jicinska, 2285/4, Prague, Czech Republic 13000	34	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

16 | Page

Tatiana Fumioka has acted as our President, Treasurer, Secretary and sole Director since our incorporation on August 15, 2012. Ms. Fumioka. As such, it was unilaterally decided that Ms. Fumioka was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Fumioka graduated from Baikal National University of Economics and Law in 2002. She obtained a bachelor degree in Human Resources. From 2007 Ms. Fumioka has been self-employed and operates business of providing a variety of services in the area of individual and group tourism in Prague, Czech Republic. Ms. Fumioka intends to devote 20 hours a week of her time to planning and organizing activities of Vetro, Inc. Once we expand operations, and are able to attract more customers to purchase our product, Ms. Fumioka has agreed to commit more time as required. Because Ms. Fumioka will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

During the past ten years, Ms. Fumioka has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Fumioka was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Fumioka’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

17 | Page

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on August 15, 2012  to February 28, 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Tatiana Fumioka, President and Treasurer	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013 2014

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 28, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Tatiana Fumioka Jicinska, 2285/4, Prague, Czech Republic 13000	8,000,000 shares of common stock (direct)	76.19%
All officers and directors (1 person)		8,000,000 shares of common stock	76.19%

The percent of class is based on 10,550,000 shares of common stock issued and outstanding as of the date of this annual report.

18 | Page

Item 13. Certain Relationships and Related Transactions

During the year ended February 28, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended February 28, 2014, we incurred  approximately  $6,250 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1  Consent of Harris & Gillespie CPAS, PLLC

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VETRO, INC.
Dated: March 28, 2014	By: /s/ Tatiana Fumioka
Tatiana Fumioka, President and Chief Executive Officer and Chief Financial Officer

19 | Page