Form 10-Q
period 2014-05-31
VETRO, INC.
filed 2017-05-03
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-188648

VETRO, INC.

(Exact name of registrant as specified in its Charter)

Nevada	33-1226144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1135 Kildaire Farm Road, Suite 319-4 Cary, NC 27511	27511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 821-4491

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 19, 2017, the issuer had 10,550,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VETRO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31,	February 28,
	2014	2014
ASSETS
Current Assets:

Cash	$-	$5,882

Total Current Assets	-	5,882

Total Assets	$-	$5,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Loan from shareholder	$-	$317

Total Liabilities	-	317

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(33,500)	(27,935)

Total Stockholders’ Equity	-	5,565

Total Liabilities and Stockholders' Equity	$-	$5,882

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2014	2013

Revenue:	$-	$-

Operating Expenses:
General & administrative expenses	5,565	4,060
Total operating expenses	5,565	4,060

Loss from operations	(5,565)	(4,060)

Loss before income taxes	(5,565)	(4,060)

Provision for income taxes	-	-

Net loss	$(5,565)	$(4,060)

Basic loss per share	$0.00	$0.00

Basic weighted average shares	10,550,000	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2014	2013
Cash flows from operating activities:

Net loss	$(5,565)	$(4,060)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:	-	-

Net cash used in operating activities	(5,565)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Repayment of shareholder loan	(317)	-

Net cash used by financing activities	(317)	-

Net decrease in cash	(5,882)	(4,060)

Cash, beginning of period	5,882	8,136

Cash, end of period	$-	$4,076

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VETRO, INC. (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

On April 30, 2014, Tatiana Fumioka (the “Seller”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Mr. Rama Mohan R Busa, CEO of ANVI Global, Inc.(misspelled  as “by AVNI Global Inc” in the Company’s Form 8-K filing on May 22, 2014), a North Carolina corporation (the “Purchaser”), with a principal place of business in Cary, NC, the 8,000,000  shares of common stock of the Company owned by Ms. Fumioka, constituting approximately 75.8% of the Company’s outstanding common stock to be transferred to the name of Mr. Rama Mohan R Busa, for $375,000, provided from his personal and family funds. The sale was consummated on May 6, 2014. As a result of the sale, there was a change of control of the Registrant. This was a private transaction between the Seller and Purchaser, and no new shares of the Company were sold or issued.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2015. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $33,500 as of May 31, 2014. The Company’s ability to continue as a going concern is dependent upon the Company initiating and generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended February 28, 2014, the Company issued 2,550,000 shares of common stock for total cash proceeds of $25,500.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception through February 28, 2014 the Company’s former sole Director loaned the Company $317 to pay for incorporation costs and bank expenses. The loan was repaid in April 2014.

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. The Company will incur a fee of $12,000 per month beginning June 2014.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, April 19, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

VETRO, INC. (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

Results of Operations

Three months ended May 31, 2014 compared to the three months ended May 31, 2013

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $5,565 for the three months ended May 31, 2014 compared to $4,060 for the three months ended May 31, 2013. General and administrative expense consists mostly of professional fees.

Net Loss

Our net loss for the three months ended May 31, 2014 was $5,565 compared to $4,060 for the three months ended May 31, 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2014, net cash flows used in operating activities was $5,565.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2014, we used $317 to repay a shareholder loan.

Plan of Operation and Funding

We do not currently engage in enough business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) costs relating to developing our business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our controlling shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 30, 2014, Tatiana Fumioka (the “Seller”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Mr. Rama Mohan R Busa, CEO of ANVI Global, Inc.(misspelled  as “by AVNI Global Inc” in the Company’s Form 8-K filing on May 22, 2014), a North Carolina corporation (the “Purchaser”), with a principal place of business in Cary, NC, the 8,000,000  shares of common stock of the Company owned by Ms. Fumioka, constituting approximately 75.8% of the Company’s outstanding common stock to be transferred to the name of Mr. Rama Mohan R Busa, for $375,000, provided from his personal and family funds. The sale was consummated on May 6, 2014. As a result of the sale, there was a change of control of the Registrant. This was a private transaction between the Seller and Purchaser, and no new shares of the Company were sold or issued.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vetro, Inc.

Dated: May 2, 2017	By:	/s/ Rama Mohan Busa
Rama Mohan Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors