Form 10-Q
period 2014-08-31
VETRO, INC.
filed 2017-05-04
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VETRO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31,	February 28,
	2014	2014
ASSETS
Current Assets:

Cash	$-	$5,882

Total Current Assets	-	5,882

Total Assets	$-	$5,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities	$36,000	$-
Loan from shareholder	-	317

Total Liabilities	36,000	317

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(69,500)	(27,935)

Total Stockholders’ Equity (Deficit)	(36,000)	5,565

Total Liabilities and Stockholders' Equity	$-	$5,882

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2014	2013	2014		2013

Revenue:	$-	$-	$		$

Operating Expenses:
General & administrative expenses	36,000	3,039		41,565		7,099
Total operating expenses	36,000	3,039		41,565		7,099

Loss from operations	(36,000)	(3,039)		(41,565)		(7,099)

Loss before income taxes	(36,000)	(3,039)		(41,565)		(7,099)

Provision for income taxes	-	-		-		-

Net loss	$(36,000)	$(3,039)		$(41,565)		$(7,099)

Basic loss per share	$0.00	$0.00		$0.00		$0.00

Basic weighted average shares	10,550,000	8,013,043		10,550,000		8,006,522

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2014	2013
Cash flows from operating activities:

Net loss	$(41,565)	$(7,099)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	36,000	1,250

Net cash used in operating activities	(5,565)	(5,849)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	3,600
Repayment of shareholder loan	(317)	-

Net cash provided (used) by financing activities	(317)	3,600

Net decrease in cash	(5,882)	(2,249)

Cash, beginning of period	5,882	8,136

Cash, end of period	$-	$5,887

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $69,500 as of August 31, 2014. The Company’s ability to continue as a going concern is dependent upon the Company initiating and generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended February 28, 2014, the Company issued 2,550,000 shares of common stock for total cash proceeds of $25,500.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception through February 28, 2014 the Company’s former sole Director loaned the Company $317 to pay for incorporation costs and bank expenses. The loan was repaid in April 2014.

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of August 31, 2014, the Company has an accrued, unpaid balance due of $36,000.

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

Results of Operations

Three months ended August 31, 2014 compared to the three months ended August 31, 2013

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $36,000 for the three months ended August 31, 2014 compared to $3,039 for the three months ended August 31, 2013. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5). Expense in the prior period is due to professional fees.

Net Loss

Our net loss for the three months ended August 31, 2014 was $36,000 compared to $3,039 for the three months ended August 31, 2013.

Six months ended August 31, 2014 compared to the six months ended August 31, 2013

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $41,565 for the six months ended August 31, 2014 compared to $7,099 for the six months ended August 31, 2013. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5) as well as expense for professional fees.  Expense in the prior period is due to professional fees.

Net Loss

Our net loss for the six months ended August 31, 2014 was $41,565 compared to $7,099 for the six months ended August 31, 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2014, net cash flows used in operating activities was $5,565.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2014, we used $317 to repay a shareholder loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, August 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 30, 2014, Tatiana Fumioka (the “Seller”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Mr. Rama Mohan R Busa, CEO of ANVI Global, Inc.(misspelled  as “by AVNI Global Inc” in the Company’s Form 8-K filing on May 22, 2014), a North Carolina corporation (the “Purchaser”), with a principal place of business in Cary, NC, the 8,000,000  shares of common stock of the Company owned by Ms. Fumioka, constituting approximately 75.8% of the Company’s outstanding common stock to be transferred to the name of Mr. Rama Mohan R Busa, for $375,000, provided from his family and personal funds. The sale was consummated on May 6, 2014.  As a result of the sale, there was a change of control of the Registrant. This was a private transaction between the Seller and Purchaser, and no new shares of the Company were sold or issued.

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