Form 10-K
period 2015-02-28
VETRO, INC.
filed 2017-05-09
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vetro, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-188648	33-1226144
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Address of Principal Executive Office: 1135 Kildaire Farm Rd., Suite 319-4, Cary, NC 27511

Registrant’s telephone number, including area code: (408) 821-4491

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

As of May 5, 2017, the registrant had 10,550,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 5, 2017.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Throughout this Report, references to “we,” “us” “the Company,” “the registrant,” etc., all refer to Vetro, Inc.

GENERAL

Vetro, Inc. was incorporated in the State of Nevada on August 15, 2012 and established a fiscal year end of February 28. We do not have revenues, have no assets and have incurred losses since inception. We are a development-stage company, which we formed to commence operations in the business of selling crepes; however, we abandoned that business when control of the Company was sold by Tatiana Fumioka, on May 6, 2014. As a result, we are now controlled by Rama Mohan R. Busa, the principal shareholder and sole officer and director.

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

The change of control was reported in the Form 8-K which we filed with the Securities and Exchange Commission (“SEC”) on May 22, 2014. Since the change of control, we have not started any business, and have no assets; therefore, we are deemed a “shell,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.

During the past fiscal year, we have been exploring the possibility of acquiring assets in the Brazilian mining industry; however, as of the date of this Annual Report we have not entered into any agreements or understandings with any person or entity, and therefore we are a still a “shell” company.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTC Markets website under the symbol “VTRQ. However, we do not believe that there has been a trade in our common shares; moreover, we are currently delinquent in our SEC filings, and it is unlikely that there will be any trading in our common shares until, at least, we become current in our SEC filings, as to which there can be no assurance.

Trading in stocks quoted on the OTC Markets website is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. OTC Markets issuers are predominantly smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of February 28, 2015, no shares of our common stock have traded.

Number of Holders

As of February 28, 2015, the 10,550,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $141,500 as of February 28, 2015. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 28, 2015 compared to the year fiscal ended February 28, 2014

During the fiscal year ended February 28, 2015, we incurred general and administrative expenses of $113,565 compared to $27,754 in general and administrative expenses incurred during fiscal year ended February 28, 2014. In the current year, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5) as well as expense for professional fees. Expense in the prior period is due mostly to corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the fiscal year ended February 28, 2015 was $113,565, compared to a net loss of $27,754 during the fiscal year ended February 28, 2014. During fiscal year ended February 28, 2015 and 2014, the Company did not generate any revenue.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2015, net cash flows used in operating activities was $5,565, compared to net cash flows used in operating activities of $27,754 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 28, 2015, no cash was provided by financing activities, $317 was repaid on a shareholder loan. For the fiscal year ended February 28, 2014 net cash provided by financing activities was $25,500, received from proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We are a “shell,” as that term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934. If and when we commence any operations, as to which there can be no assurance, we expect that working capital requirements will continue to be funded through a combination of related party loans and issuances of securities for cash.

a.

As a “shell” company, we are subject to a range of restrictions on the nature of securities placements we are permitted to undertake.  These restrictions could make it more expensive and more difficult for us to secure funds, or could adversely affect the terms on which we secure funds.  That could cause additional dilution for investors.

b.

We have failed to timely file the reports we are required to file with the Securities and Exchange Commission.  As a result, we are subject to a range of restrictions on the nature of securities placements we are permitted to undertake.  These restrictions could make it more expensive and more difficult for us to secure funds, or could adversely affect the terms on which we secure funds, which could cause additional dilution for investors.

c.

Though we have considered a range of business activities, at this time we are not undertaking any operating business activities.  Rather, our focus is on considering means through which we could acquire certain business assets or operating businesses in which our CEO and principal shareholder, Mr. Busa, and/or his family have financial interests.  If and when we proceed with any such acquisitions, we intend to comply with applicable laws for related-party transactions.  Nonetheless, there can be no assurance that any such acquisitions will occur, or that the terms on which any such acquisitions occur will be favorable for growth in the value of our shares.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2015 and February 28, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 15, 2015, Harris & Gillespie CPA’S, PLLC (the “Former Accountant”) was deregistered per PCAOB Release No. 105-2015-011, and on that date the Former Accountant resigned as the Company’s independent registered public accounting firm. On June 16, 2015, the Former Accountant was dissolved. On March 16, 2017, the Company engaged Michael Gillespie & Associates, PLLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 28, 2015, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 28, 2015, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2015.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Rama Mohan R. Busa 1135 Kildaire Farm Rd. Ste 319-4, Cary NC 27511	51	CEO, CFO and sole Director

RAMA MOHAN R. BUSA has been the Company’s CEO, CFO and sole Director since May 5, 2014. Mr. Busa graduated in Sciences from SV University, India in 1989. Thereafter he obtained an International Diploma in Computer Programming & Applications from NCC, UK (Indian affiliate) in 1990. He is a deeply accomplished and results-driven delivery entrepreneur. Since the year 1992, Rama Mohan R. Busa has been in the business of Information Technology and its related businesses. His industry experience includes global risk assessment, identifying sectors & opportunities within, creating networks, establishing relationships and international trade development & retailing. Mr. Busa is experienced in combining both his theoretical and practical acumen to solve business problems. In 2012, he ventured into the mining business and all associated activities linked to mining, such as extraction, excavation, processing, refining, grading, and carrying global trading of mined ores or metals, or other products or bi-products. As the Registrant’s sole officer and director, Mr. Busa intends to devote such time as is required for the Registrant’s business and its operations as needed.

During the past ten years, Mr. Busa has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Busa was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Busa’s involvement in any type of business, securities or banking activities.

4.

Any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any securities activity, or to be associated with persons engaged in any such activity;

6.

Any finding by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Any subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Any subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal year ended February 28, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tatiana Fumioka, Former CEO and CFO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 28, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Rama Mohan R. Busa 1135 Kildaire Farm Rd, Ste 319-4 Cary NC 27511	8,000,000 shares of common stock (direct)	75.83%
All officers and directors (1 person)		8,000,000 shares of common stock	75.83%

The percent of class is based on 10,550,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 28, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years, except as follows:

Since inception through February 28, 2014 the Company’s former sole Director loaned the Company $317 to pay for incorporation costs and bank expenses. The loan was repaid in April 2014.

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 28, 2015, the Company has an accrued, unpaid balance due of $108,000.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

During fiscal years ended February 28, 2015 and February 28, 2014, we incurred approximately $0 and $6,250, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

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

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2017

VETRO, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

VETRO, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vetro Inc.

We have audited the accompanying balances sheets of Vetro Inc. as of February 28, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Vetro Inc. for the years ended February 28, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

May 5, 2017

VETRO, INC.

BALANCE SHEETS

	February 28,	February 28,
	2015	2014
ASSETS
Current Assets:

Cash	$-	$5,882

Total Current Assets	-	5,882

Total Assets	$-	$5,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities, related party	$108,000	$-
Loan from shareholder	-	317

Total Liabilities	108,000	317

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(141,500)	(27,935)

Total Stockholders’ Equity (Deficit)	(108,000)	5,565

Total Liabilities and Stockholders' Equity	$-	$5,882

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,
	2015	2014

Revenue:	$-	$-

Operating Expenses:
General & administrative expenses	113,565	27,754
Total operating expenses	113,565	27,754

Loss from operations	(113,565)	(27,754)

Loss before income taxes	(113,565)	(27,754)

Provision for income taxes	-	-

Net loss	$(113,565)	$(27,754)

Basic loss per share	$(0.01)	$0.00

Basic weighted average shares	10,550,000	9,164,329

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2013	8,000,000	$8,000	$-	$(181)	$7,819
Stock issued for cash	2,550,000	2,550	22,950	-	25,500
Net Loss for the year ended February 28, 2014	-	-	-	(27,754)	(27,754)
Balance, February 28, 2014	10,550,000	10,550	22,950	(27,935)	5,565
Net Loss for the year ended February 28, 2015	-		-	(113,565)	(113,565)
Balance, February 28, 2015	10,550,000	$10,550	$22,950	$(141,500)	$(108,000)

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,
	2015	2014
Cash flows from operating activities:

Net loss	$(113,565)	$(27,754)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:	-	-
Accrued liabilities, related party	108,000	-

Net cash used in operating activities	(5,565)	(27,754)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	25,500
Repayment of shareholder loan	(317)	-

Net cash provided (used) by financing activities	(317)	25,500

Net decrease in cash	(5,882)	(2,254)

Cash, beginning of year	5,882	8,136

Cash, end of year	$-	$5,882

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

VETRO, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 28, 2015 and 2014.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $141,500 as of February 28, 2015. The Company’s ability to continue as a going concern is dependent upon the Company initiating and generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended February 28, 2014, the Company issued 2,550,000 shares of common stock for total cash proceeds of $25,500.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception through February 28, 2014 the Company’s former sole Director loaned the Company $317 to pay for incorporation costs and bank expenses. The loan was repaid in April 2014.

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 28, 2015, the Company has an accrued, unpaid balance due of $108,000.

NOTE 6 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for Federal income tax consists of the following February 28:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$38,612	$9,436
Less: valuation allowance	(38,612)	(9,436)
Net provision for Federal income taxes	$-	$-

VETRO, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$48,110	$9,498
Less: valuation allowance	(48,110)	(9,498)
Net deferred tax asset	$-	$-

At February 28, 2015, the Company had net operating loss carry forwards of approximately $141,500 that may be offset against future taxable income from the year 2016 to 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, May 5, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.