Form 10-Q
period 2015-05-31
VETRO, INC.
filed 2017-05-10
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2017, the issuer had 10,550,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VETRO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31,	February 28,
	2015	2015
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities, related party	$144,000	$108,000

Total Liabilities	144,000	108,000

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(177,500)	(141,500)

Total Stockholders’ Deficit	(144,000)	(108,000)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2015	2014

Revenue:	$-	$-

Operating Expenses:
General & administrative expenses	36,000	5,565
Total operating expenses	36,000	5,565

Loss from operations	(36,000)	(5,565)

Loss before income taxes	(36,000)	(5,565)

Provision for income taxes	-	-

Net loss	$(36,000)	$(5,565)

Basic loss per share	$0.00	$0.00

Basic weighted average shares	10,550,000	10,550,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2015	2014
Cash flows from operating activities:

Net loss	$(36,000)	$(5,565)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:	36,000	-

Net cash used in operating activities	-	(5,565)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Repayment of shareholder loan	-	(317)

Net cash used by financing activities	-	(317)

Net decrease in cash	-	(5,882)

Cash, beginning of period	-	5,882

Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VETRO, INC. (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

On April 30, 2014, Tatiana Fumioka (the “Seller”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Mr. Rama Mohan R. Busa, (the “Purchaser”), with his principal place of business in Cary, NC, the 8,000,000 shares of common stock of the Company owned by Ms. Fumioka, constituting approximately 75.83% of the Company’s outstanding common stock to be transferred to the name of Mr. Rama Mohan R. Busa, for $375,000. The sale was consummated on May 6, 2014. As a result of the sale, there was a change of control of the Registrant. This was a private transaction between the Seller and Purchaser, and no new shares of the Company were sold or issued.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2016. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015.

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $177,500 as of May 31, 2015. The Company’s ability to continue as a going concern is dependent upon the Company initiating and generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2015

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of May 31, 2015, the Company has an accrued, unpaid balance due of $144,000.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, May 9, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended May 31, 2015 compared to the three months ended May 31, 2014

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $36,000 for the three months ended May 31, 2015 compared to $5,565 for the three months ended May 31, 2014. In the current period, we only incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4). Expense in the prior period is due mostly to financial and administrative contracted services.

Net Loss

Our net loss for the three months ended May 31, 2015 was $36,000 compared to $5,565 for the three months ended May 31, 2014.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2015, net cash flows used in operating activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2015, we had no financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Vetro, Inc.

Dated: May 9, 2017	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors