Form 10-K
period 2016-02-29
VETRO, INC.
filed 2017-05-15
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As May 10, 2017, the registrant had 10,550,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 10, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTC Markets website under the symbol “VTRQ. However, there has been no recent trading of our common shares and we are currently delinquent in our SEC filings. It is unlikely that there will be any trading in our common shares until, at least, we become current in our SEC filings.

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

As of February 29, 2016, no shares of our common stock have traded.

Number of Holders

As of February 29, 2016, the 10,550,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 29, 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $285,500 as of February 29, 2016. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 29, 2016 compared to the year fiscal ended February 28, 2015

During the fiscal year ended February 29, 2016, we incurred general and administrative expenses of $144,000 compared to $113,565 in general and administrative expenses incurred during fiscal year ended February 28, 2015. In the current year, we incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4). In the prior year, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. as well as expense for professional fees.

Our net loss for the fiscal year ended February 29, 2016 was $144,000, compared to a net loss of $113,565 during the fiscal year ended February 28, 2015. During fiscal year ended February 29, 2016 and February 28, 2015, the Company did not generate any revenue.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 29, 2016, net cash flows used in operating activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended February 29, 2016, we had no financing activities.

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

GOING CONCERN

The independent auditors' report accompanying our February 29, 2016 and February 28, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 29, 2016, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 29, 2016, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 29, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal year ended February 29, 2016 and February 28, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tatiana Fumioka,
Former CEO and CFO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 29, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2016 and as of the date of the filing of this annual report by:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 29, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years, except as follows:

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 29, 2016, the Company has an accrued, unpaid balance due of $252,000.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

During fiscal year ended February 29, 2016, we incurred no fees from our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

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

Date: May 13, 2017

VETRO, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

VETRO, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vetro Inc.

We have audited the accompanying balances sheets of Vetro Inc. as of February 29, 2016 and February 28, 2015 and the related statements of operations, stockholders’ equity and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Vetro Inc. for the years ended February 29, 2016 and February 28, 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

May 12, 2017

VETRO, INC.

BALANCE SHEETS

	February 29,	February 28,
	2016	2015
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities, related party	$252,000	$108,000

Total Liabilities	252,000	108,000

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(285,500)	(141,500)

Total Stockholders’ Equity (Deficit)	(252,000)	(108,000)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	February 29, 2016	February 28, 2015

Revenue:	$-	$-

Operating Expenses:
General & administrative expenses	144,000	113,565
Total operating expenses	144,000	113,565

Loss from operations	(144,000)	(113,565)

Loss before income taxes	(144,000)	(113,565)

Provision for income taxes	-	-

Net loss	$(144,000)	$(113,565)

Basic loss per share	$(0.01)	$(0.01)

Basic weighted average shares	10,550,000	10,550,000

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2014	10,550,000	$10,550	$22,950	$(27,935)	$5,565
Net Loss for the year ended February 28, 2015	-	-	-	(113,565)	(113,565)
Balance, February 28, 2015	10,550,000	10,550	22,950	(141,500)	(108,000)
Net Loss for the year ended February 29, 2016	-		-	(144,000)	(144,000)
Balance, February 29, 2016	10,550,000	$10,550	$22,950	$(285,500)	$(252,000)

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:

Net loss	$(144,000)	$(113,565)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:	-	-
Accrued liabilities, related party	144,000	108,000

Net cash used in operating activities	-	(5,565)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Repayment of shareholder loan	-	(317)

Net cash provided (used) by financing activities	-	(317)

Net decrease in cash	-	(5,882)

Cash, beginning of year	-	5,882

Cash, end of year	$-	$-

The accompanying notes are an integral part of these financial statements.

VETRO, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VETRO, INC. (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

On April 30, 2014, Tatiana Fumioka (the “Seller”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Mr. Rama Mohan R. Busa, with his principal place of business in Cary, NC, the 8,000,000 shares of common stock of the Company owned by Ms. Fumioka, constituting approximately 75.83% of the Company’s outstanding common stock to be transferred to the name of Mr. Rama Mohan R. Busa, for $375,000. The sale was consummated on May 6, 2014. As a result of the sale, there was a change of control of the Registrant. This was a private transaction between the Seller and Purchaser, and no new shares of the Company were sold or issued.

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

VETRO, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 29, 2016 and February 28, 2015.

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $285,500 as of February 29, 2016. The Company’s ability to continue as a going concern is dependent upon the Company initiating and generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 29, 2016, the Company has an accrued, unpaid balance due of $252,000.

NOTE 5 – INCOME TAXES

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

The provision for Federal income tax consists of the following at:

	February 29,	February 28,
	2016	2015
Federal income tax benefit attributable to:
Current Operations	$48,960	$38,612
Less: valuation allowance	(48,960)	(38,612)
Net provision for Federal income taxes	$-	$-

VETRO, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 29, 2016	February 28, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$97,070	$48,110
Less: valuation allowance	(97,070)	(48,110)
Net deferred tax asset	$-	$-

At February 29, 2016, the Company had net operating loss carry forwards of approximately $285,500 that may be offset against future taxable income from the year 2016 to 2037. No tax benefit has been reported in the February 29, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, May 12, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.