Form 10-Q
period 2016-11-30
VETRO, INC.
filed 2017-05-15
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VETRO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30,	February 29,
	2016	2016
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities, related party	$360,000	$252,000

Total Liabilities	360,000	252,000

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(393,500)	(285,500)

Total Stockholders’ Equity (Deficit)	(360,000)	(252,000)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Revenue:	$-	$-	$-	$-

Operating Expenses:
General & administrative expenses	36,000	36,000	108,000	108,000
Total operating expenses	36,000	36,000	108,000	108,000

Loss from operations	(36,000)	(36,000)	(108,000)	(108,000)

Loss before income taxes	(36,000)	(36,000)	(108,000)	(108,000)

Provision for income taxes	-	-	-	-

Net loss	$(36,000)	$(36,000)	$(108,000)	$(108,000)

Basic loss per share	$0.00	$0.00	$(0.01)	$(0.01

Basic weighted average shares	10,550,000	10,550,000	10,550,000	10,550,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended
November 30,
	2016	2015
Cash flows from operating activities:

Net loss	$(108,000)	$(108,000)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:	-	-
Accrued liabilities, related party	108,000	108,000

Net cash used in operating activities	-	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $393,500 as of November 30, 2016. The Company’s ability to continue as a going concern is dependent upon the Company initiating and generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of November 30, 2016, the Company has an accrued, unpaid balance due of $360,000.

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

Results of Operations

Three months ended November 30, 2016 compared to the three months ended November 30, 2015

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $36,000 for the three months ended November 30, 2016 compared to $36,000 for the three months ended November 30, 201. In each period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4).

Net Loss

Our net loss for the three months ended November 30, 2016 was $36,000 compared to $36,000 for the three months ended November 30, 2015.

Nine months ended November 30, 2016 compared to the nine months ended November 30, 2015

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $108,000 for the nine months ended November 30, 2016 compared to $108,000 for the nine months ended November 30, 2015. In each period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4).

Net Loss

Our net loss for the nine months ended November 30, 2016 was $108,000 compared to $108,000 for the nine months ended November 30, 2015.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2016, net cash flows used in operating activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended November 30, 2016, we had no financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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