Form 10-Q
period 2017-05-31
VETRO, INC.
filed 2017-07-12
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 10, 2017, the issuer had 10,550,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VETRO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31,	February 28,
	2017	2017
ASSETS
Current Assets:

Cash	$300	$-

Total Current Assets	300	-

Total Assets	$300	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities, related party	$432,000	$396,000
Due to an officer	51,030	-

Total Liabilities	483,030	396,000

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(516,230)	(429,500)

Total Stockholders’ Deficit	(482,730)	(396,000)

Total Liabilities and Stockholders' Equity (Deficit)	$300	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2017	2016

Revenue:	$-	$-

Operating Expenses:
General & administrative expenses	86,730	36,000
Total operating expenses	86,730	36,000

Loss from operations	(86,730)	(36,000)

Loss before income taxes	(86,730)	(36,000)

Provision for income taxes	-	-

Net loss	$(86,730)	$(36,000)

Basic loss per share	$(0.01)	$0.00

Basic weighted average shares	10,550,000	10,550,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2017	2016
Cash flows from operating activities:

Net loss	$(86,730)	$(36,000)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Accrued liabilities, related party	36,000	36,000
Net cash used in operating activities	(50,730)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances from an officer	51,030	-
Net cash provided by financing activities	51,030	-

Net increase in cash	300	-

Cash, beginning of period	-	-

Cash, end of period	$300	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $516,230 as of May 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

VETRO, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2016

(Unaudited)

The Company has discussed ways in order to mitigate conditions or events that may raise substantial doubt about its ability to continue as a going concern, there are no assurances that any of these measures will successfully mitigate or be effective at all. (1) The Company shall pursue financing plans to raise funds to judiciously spend towards operational expenses, (2) The Company shall continue to employ low cost measures to operate its business and analyze any unnecessary cost or expense, (3) The Company will seek to avoid unnecessary expenditures, travel, and lodging costs that are not mission critical to its business.

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of May 31, 2017, the Company has an accrued, unpaid balance due of $432,000.

During the quarter ended May 31, 2017, Rama Mohan R. Busa, CEO, advanced the Company $51,030 from his personal account and related companies. The advance was to pay for operating expenses, is unsecured, non-interest bearing and is due on demand.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, July 11, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended May 31, 2017 compared to the three months ended May 31, 2016

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $86,730 for the three months ended May 31, 2017 compared to $36,000 for the three months ended May 31, 2016. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4) and other various professional fees. In the prior period, we incurred only the $36,000 from our service agreements with Strategic-IT Group Inc.

Net Loss

Our net loss for the three months ended May 31, 2017 was $86,730 compared to $36,000 for the three months ended May 31, 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended May 31, 2017, net cash flows used in operating activities was $50,730.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2017, our CEO advanced the Company $51,030.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vetro, Inc.

Dated: July 11, 2017	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors