Form 10-Q
period 2017-08-31
ANVI GLOBAL HOLDINGS, INC.
filed 2017-10-12
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-188648

ANVI GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in its Charter)

Nevada	33-1226144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1135 Kildaire Farm Road, Suite 319-4 Cary, NC	27511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 821-4491

VETRO, INC.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 10, 2017, the issuer had 10,550,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31,	February 28,
	2017	2017
ASSETS
Current Assets:

Cash	$240	$-

Total Current Assets	240	-

Total Assets	$240	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities, related party	$468,000	$396,000
Due to an officer	62,193	-

Total Liabilities	530,193	396,000

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized,
10,550,000 and 10,550,000 shares issued and outstanding, respectively	10,550	10,550
Additional paid-in capital	22,950	22,950
Accumulated deficit	(563,453)	(429,500)

Total Stockholders’ Deficit	(529,953)	(396,000)

Total Liabilities and Stockholders' Equity (Deficit)	$240	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016

Revenue:	$-	$-	$-	$-

Operating Expenses:
General & administrative expenses	47,223	36,000	133,953	72,000
Total operating expenses	47,223	36,000	133,953	72,000

Loss from operations	(47,223)	(36,000)	(133,953)	(72,000)

Loss before income taxes	(47,223)	(36,000)	(133,953)	(72,000)

Provision for income taxes	-	-	-	-

Net loss	$(47,223)	$(36,000)	$(133,953)	$(72,000)

Basic loss per share	$0.00	$0.00	$(0.01)	$(0.01)

Basic weighted average shares	10,550,000	10,550,000	10,550,000	10,550,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2017	2016
Cash flows from operating activities:

Net loss	$(133,953)	$(72,000)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Accrued liabilities, related party	72,000	72,000
Net cash used in operating activities	(61,953)	-

Cash flows from investing activities:		-

Cash flows from financing activities:
Advances from an officer	62,193	-
Net cash provided by financing activities	62,193	-

Net increase in cash	240	-

Cash, beginning of period	-	-

Cash, end of period	$240	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anvi Global Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

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

On September 27, 2017 the Company changed its name from Vetro Inc. to Anvi Global Holdings, Inc.

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

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $563,453 as of August 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of August 31, 2017, the Company has an accrued, unpaid balance due of $468,000.

During the six months ended August 31, 2017, Rama Mohan R. Busa, CEO, advanced the Company $62,193 from his personal account and related companies. The advance was to pay for operating expenses, is unsecured, non-interest bearing and is due on demand.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, October 11, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

As reported in the Company’s Form 8-K which was filed with the SEC on October 3, 2017, on September 26, 2017 (listed by mistake as September 26, 2016 on the cover page of the Form 8-K) as the majority shareholder and sole director, Mr. Rama Mohan R. Busa signed a Consent to amend the Company’s corporate name from Vetro, Inc. to Anvi Global Holdings, Inc., to increase its authorized common shares to 500,000,000, to effect a 9-for-1 forward split of the Company’s 10,550,000 issued and outstanding common shares, and to authorize 50,000,000 Preferred Shares. The Amended and Restated Articles of Incorporation were filed with the State of Nevada on September 27, 2017, and the Company submitted an application to FINRA, to authorize a new trading symbol and the forward split. That application is pending as of the date of filing this Form 10-Q Quarterly Report.

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

Anvi Global Holdings, Inc.(the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

Results of Operations

Three months ended August 31, 2017 compared to the three months ended August 31, 2016

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $47,223 for the three months ended August 31, 2017 compared to $36,000 for the three months ended August 31, 2016. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4) and other various professional fees. In the prior period, we incurred only the $36,000 from our service agreements with Strategic-IT Group Inc.

Net Loss

Our net loss for the three months ended August 31, 2017 was $47,223 compared to $36,000 for the three months ended August 31, 2016.

Six months ended August 31, 2017 compared to the six months ended August 31, 2016

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $133,953 for the six months ended August 31, 2017 compared to $72,000 for the six months ended August 31, 2016. In the current period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4) and other various professional fees. In the prior period, we incurred only the $72,000 from our service agreements with Strategic-IT Group Inc.

Net Loss

Our net loss for the six months ended August 31, 2017 was $133,953 compared to $72,000 for the six months ended August 31, 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended August 31, 2017, net cash flows used in operating activities was $61,953.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2017, our CEO advanced the Company $62,193.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, August 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As reported in the Company’s Form 8-K which was filed with the SEC on October 3, 2017, on September 26, 2017 as the majority shareholder and sole director, Mr. Rama Mohan R. Busa signed a Consent to amend the Company’s corporate name from Vetro, Inc. to Anvi Global Holdings, Inc., to increase its authorized common shares to 500,000,000, to effect a 9-for-1 forward split of the Company’s 10,550,000 issued and outstanding common shares, and to authorize 50,000,000 Preferred Shares.  The Amended and Restated Articles of Incorporation were filed with the State of Nevada on September 27, 2017, and the Company submitted an application to FINRA, to authorize a new trading symbol and the forward split. That application is pending as of the date of filing this Form 10-Q Quarterly Report.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: October 11, 2017	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors