Form 10-Q
period 2017-11-30
ANVI GLOBAL HOLDINGS, INC.
filed 2018-01-12
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017

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

N/A

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 11, 2018, the issuer had 94,950,000 shares of its common stock issued and outstanding.

Throughout this Report, references to “we,” “Anvi,” “Registrant,” and “the Company” all refer to Anvi Global Holdings, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30,	February 28,
	2017	2017
ASSETS
Current Assets:

Cash	$7,710	$—

Total Current Assets	7,710	—

Total Assets	$7,710	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$2,150	$—
Accrued liabilities, related party	504,000	396,000
Due to an officer	87,835	—

Total Liabilities	593,985	396,000

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 94,950,000 and 94,950,000 shares issued and outstanding, respectively	94,950	94,950
Additional paid-in capital	(61,450)	(61,450)
Common stock to be issued	25,000	—
Accumulated deficit	(644,775)	(429,500)

Total Stockholders’ Deficit	(586,275)	(396,000)

Total Liabilities and Stockholders' Equity (Deficit)	$7,710	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Revenue:	$—	$—	$—	$—

Operating Expenses:
Consulting	36,000	36,000	108,000	108,000
Professional fees	35,915	—	85,525	—
General & administrative expenses	9,407	—	21,750	—
Total operating expenses	81,322	36,000	215,275	108,000

Loss from operations	(81,322)	(36,000)	(215,275)	(108,000)

Loss before income taxes	(81,322)	(36,000)	(215,275)	(108,000)

Provision for income taxes	—	—	—	—

Net loss	$(81,322)	$(36,000)	$(215,275)	$(108,000)

Basic loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic weighted average shares	94,950,000	94,950,000	94,950,000	94,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(215,275)	$(108,000)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	2,150	—
Accrued liabilities, related party	108,000	108,000
Net cash used in operating activities	(105,125)	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	87,835	—
Proceeds from the sale of common stock	25,000
Net cash provided by financing activities	112,835	—

Net increase in cash	7,710	—

Cash, beginning of period	—	—

Cash, end of period	$7,710	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On September 27, 2017 the Company changed its name from Vetro Inc. to Anvi Global Holdings, Inc. On November 21, 2017, FINRA approved the new symbol ANVI, and a 9-for-1 forward split of the Company’s common shares.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $644,775 as of November 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(Unaudited)

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended November 30, 2017.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of November 30, 2017, the Company has an accrued, unpaid balance due of $504,000.

During the nine months ended November 30, 2017, Rama Mohan R. Busa, CEO, advanced the Company $87,835 from his personal account and related companies. The advance was to pay for operating expenses, is unsecured, non-interest bearing and is due on demand.

NOTE 5 – COMMON STOCK

On September 27, 2017, the Board consented to increase the Company’s authorized common shares to 500,000,000, to effect a 9-for-1 forward split of the Company’s 10,550,000 issued and outstanding common shares. The forward split was approved by FINRA on November 21, 2017. All shares throughout these financial statements have been retroactively adjusted to reflect the forward split.

On December 6, 2017, Anvi Global, Inc., a privately-owned related party company (“Anvi Private”) was issued 25,000,000 post-forward split shares, in exchange for Anvi Private’s investment of $25,000 into ANVI ($.001 per share). As of November 30, 2017, the shares were not issued by the transfer agent, and thus have been debited to common stock to be issued.

NOTE 6 – PREFERRED STOCK

On September 27, 2017, the Board consented to authorize 50,000,000 Preferred Shares, par value $0.001.

The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. As of November 30, 2017, no Preferred Shares have been issued.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 11, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Anvi Global Holdings, Inc., formerly a.k.a Vetro Inc, (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

Anvi Global Holdings Inc now intends to become a diversified, global holdings company with interest in a suite of businesses in various key segments, including mining, infrastructure, heavy earthworks, health services and aerospace engineering, positioned globally. The Company’s objective is to maximize shareholder value through investing in and/or acquiring a portfolio of companies in emerging global markets like India, South America and Africa, adding value to the operating enterprises. The Company plans to invest in or acquire businesses which offer strategic market position, strong cash flows and robust future potential growth, which are complementary to each other. The Company intends to broaden and intensify positions in carefully selected investment areas, and is poised to have strong presence across these countries. As of the date of this Quarterly Report, the Company has not invested in or acquired any assets or company.

Results of Operations

Three months ended November 30, 2017 compared to the three months ended November 30, 2016

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $9,407 for the three months ended November 30, 2017 compared to $0 for the three months ended November 30, 2016. In the current period, a majority of our G&A costs were for transfer agent and other fees related to filing as a public company.

Professional fees were $35,915 for the three months ended November 30, 2017 compared to $0 for the three months ended November 30, 2016. Professional fees consist of accounting, audit and legal fees.

We incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4) in both the current and prior periods.

Net Loss

Our net loss for the three months ended November 30, 2017 was $81,322 compared to $36,000 for the three months ended November 30, 2016.

Nine months ended November 30, 2017 compared to the nine months ended November 30, 2016

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $21,750 for the nine months ended November 30, 2017 compared to $0 for the nine months ended November 30, 2016. In the current period, a majority of our G&A costs were for transfer agent and other fees related to filing as a public company.

Professional fees were $85,525 for the nine months ended November 30, 2017 compared to $0 for the nine months ended November 30, 2016. Professional fees consist of accounting, audit and legal fees.

We incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4) in both the current and prior periods.

Net Loss

Our net loss for the nine months ended November 30, 2017 was $215,275 compared to $108,000 for the nine months ended November 30, 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended November 30, 2017, net cash flows used in operating activities was $105,125.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2017, our CEO advanced the Company $87,835 and we received $25,000 from the sale of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANVI GLOBAL HOLDINGS, INC.

Dated: January 12, 2018	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors