Form 10-K
period 2018-02-28
ANVI GLOBAL HOLDINGS, INC.
filed 2018-05-25
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes ☐ No

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

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of May 23, 2018, the registrant had 119,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 23, 2018.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Throughout this Report, references to “we,” “us” “the Company,” “the registrant,” etc., all refer to Anvi Global Holdings, Inc.

GENERAL

Anvi Global Holdings, Inc. was incorporated in the State of Nevada on August 15, 2012 and established a fiscal year end of February 28. We formed the Company to commence operations in the business of selling crepes; however, we abandoned that business when control of the Company was sold by Tatiana Fumioka, on May 6, 2014. As a result, we are now controlled by Rama Mohan R. Busa, the principal shareholder and sole officer and director.

On May 24, 2018, as reported in a Form 8-K filed that same day, we entered into a Memorandum of Business Association (“MOA”) with Team Universal Infratech Pvt. Ltd (“TUI”), pursuant to which TUI, a 12-year old Indian infrastructure development company based in Hyderabad, agreed to enter into a Joint Venture (the “JV”) with the Registrant, to execute the projects TUI is currently holding (as mentioned below), and also which may include TUI’s future projects which are in the pipeline. The Registrant and TUI have agreed and proposed to create a legally valid joint venture entity (JV), with the Registrant having majority control of the JV stock and control of all operations of the specified projects which are executed pursuant to the JV.

The basic terms of the MOA are as follows:

1.

TUI was awarded and currently holds the contract by the Airport Authority of India, an Indian Government organization, to construct a 400 meter (approximately 440 yards) long and 120 meter (approximately 130 yards) wide apron for aircraft and related pavement, at the CCC International Airport in Lucknow, India (the “First Project”).

2.

TUI was also awarded and currently holds the contract by the National Highway authority of India, an Indian Government organization to construct NH-24, a 4-lane bypass starting from km 479.500 of NH 24 and terminating at km 17.600 of MDR- 77C (bypass chainage from km 64.900/64.380 to km 79.516/79.000 total length 14.618 kilometers—approximately 9.14 miles) in the State of Uttar Pradesh, India under NHDP Phase-VII on EPC Mode.

3.

The total cost of the proposed projects is estimated at $58.00 million, and the investment for the successful completion of the project(s) is estimated to be $12.00+ Million.

4.

TUI and Registrant propose to jointly execute the specified projects under a legally constituted (JV). TUI, with its expertise and experience in the field, will be responsible for operations by providing technology, technical teams, deployment of equipment and skilled manpower. The Registrant is responsible to provide the capital expenditures and operating expenses required from now on, which is estimated to be approximately $6.00 Million for successful completion of the specified projects.

5.

TUI has already invested its share, which is approximately $6.00+ millions, through various heads-like acquisitions of the project(s), including the open tender process by the respective government bodies, earnest money deposits, performance guarantees, bank guarantees, deployment of equipment, technical teams, preparation of camp office, etc.

6.

The Registrant’s responsibility is to raise approximately $6.00 Million in two phases: $3.00 million within sixty days and the remaining $3.00 Million within 120 days from the date of this MOA.  However, the period may be extended upon terms agreed to by both parties, and will then be added as addendum to the MOA.

7.

Assuming that the Registrant secures the required funding within the above time frames, which it intends to do in a debt offering, TUI will transfer the specified projects pursuant to subcontracts with the JV, to be legally created by both parties at that time, and the Registrant will then own small majority of the JV.

8.

Assuming that the Registrant raises the required funds within the specified time, the Registrant believes that it will realize revenues from Joint Venture to be legally created by both parties in which Registrant has majority stock and through which specified projects are executed and revenues are realized.

9.

The MOA with TUI also includes future projects in the pipeline being awarded to TUI, for which the financial requirements are being estimated.

The Registrant is now concentrating its efforts toward raising the debt financing required to fund the specified Projects.

As a result of entering into the MOA described in this Item 1, the Registrant is executing its business plan, and is no longer a “shell,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTC Markets website under the symbol “ANVI”. However, there has been no trading of our common shares.

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

As of February 28, 2018, no shares of our common stock have traded.

Number of Holders

As of February 28, 2018, the 119,950,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2018. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $698,237 as of February 28, 2018. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 28, 2018 compared to the year fiscal ended February 28, 2017

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

We incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4) in both the current and prior years.

Professional fees were $100,225 for the year ended February 28, 2018 compared to $0 for the year ended February 28, 2017. Professional fees consist of accounting, audit and legal fees.

General and administrative expenses were $24,512 for the year ended February 28, 2018 compared to $0 for year ended February 28, 2017. In the current period, a majority of our G&A costs were for transfer agent and other fees related to filing as a public company.

Net Loss

Our net loss for the year ended February 28, 2018 was $268,737 compared to $144,000 for the year ended February 28, 2017.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2018, net cash flows used in operating activities was $132,174.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended February 28, 2018, received $112,904 from our CEO and $25,000 from the sales of our common stock.

PLAN OF OPERATION AND FUNDING

We are no longer a “shell,” as that term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934. However, we expect that working capital requirements, except for our requirement to provide the financing for the MOA with TUI described in Item 1, will continue to be funded through a combination of related party loans and issuances of securities for cash.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months, unless it is in connection with the acquisition of assets or a company, as to which there is no assurance

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2018 and 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 28, 2018, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 28, 2018, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2018.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Rama Mohan R. Busa 1135 Kildaire Farm Rd. Suite 319-4, Cary NC 27511	52	CEO, CFO and sole Director

RAMA MOHAN R BUSA has been the Company’s CEO, CFO and sole Director since May 5, 2014. Mr. Busa graduated in Sciences from SV University, India in 1989. Thereafter he obtained an International Diploma in Computer Programming & Applications from NCC, UK (Indian affiliate) in 1990. He is a deeply accomplished and results-driven delivery entrepreneur. Since the year 1992, Rama Mohan R. Busa has been in the business of Information Technology and its related businesses. His industry experience includes global risk assessment, identifying sectors & opportunities within, creating networks, establishing relationships and international trade development & retailing. Mr. Busa is experienced in combining both his theoretical and practical acumen to solve business problems. In 2012, he ventured into the mining business and all associated activities linked to mining, such as extraction, excavation, processing, refining, grading, and carrying global trading of mined ores or metals, or other products or bi-products. As the Registrant’s sole officer and director, Mr. Busa intends to devote such time as is required for the Registrant’s business and its operations as needed.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal years ended February 28, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 28, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2018 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Rama Mohan R. Busa 1135 Kildaire Farm Rd, Suite 319-4 Cary NC 27511	97,000,000 shares of common stock (1)	80.87%
All officers and directors (1 person)		97,000,000 shares of common stock (1)	80.87%

———————

(1)

Includes 25,000,000 shares owned by Anvi Global, Inc., a privately-owned company of which Rama Mohan R. Busa is the majority shareholder and CEO.

The percent of class is based on 119,950,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 28, 2018, we had not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years, except as follows:

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. The services provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 28, 2018, the Company has an accrued, unpaid balance due of $540.000.

On December 6, 2017, Anvi Global, Inc., a privately-owned related party company (“Anvi Private”) was issued 25,000,000 post-forward split shares, in exchange for Anvi Private’s investment of $25,000 into ANVI ($.001 per share).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

During fiscal year ended February 28, 2018 and 2017, we incurred $19,550 and $3,500 fees from our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	MOA between the Registrant and TUI		8-K	5/24/18	9.01	5/24/18
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2018

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. as of February 28, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

May 23, 2018

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

BALANCE SHEETS

	February 28,
	2018	2017
ASSETS
Current Assets:

Cash	$5,730	$—
Prepaids	8,333	—

Total Current Assets	14,063	—

Total Assets	$14,063	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$896	$—
Accrued liabilities, related party	540,000	396,000
Due to an officer	112,904	—

Total Liabilities	653,800	396,000

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
119,950,000 and 94,950,000 shares issued and outstanding, respectively	119,950	94,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(698,237)	(429,500)

Total Stockholders’ Equity (Deficit)	(639,737)	(396,000)

Total Liabilities and Stockholders' Equity	$14,063	$—

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

STATEMENTS OF OPERATIONS

	For the Years Ended February 28,
	2018	2017

Revenue:	$—	$—

Operating Expenses:
Consulting	144,000	144,000
Professional fees	100,225	—
General & administrative expenses	24,512	—
Total operating expenses	268,737	144,000

Loss from operations	(268,737)	(144,000)

Loss before income taxes	(268,737)	(144,000)

Provision for income taxes	—	—

Net loss	$(268,737)	$(144,000)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average shares, basic & diluted	102,073,288	94,950,000

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 29, 2016	94,950,000	94,950	(61,450)	(285,500)	(252,000)
Net Loss for the year ended February 28, 2017	—	—	—	(144,000)	(144,000)
Balance, February 28, 2017	94,950,000	$94,950	$(61,450)	$(429,500)	$(396,000)
Shares issued for cash	25,000,000	25,000	——		25,000
Net Loss for the year ended February 28, 2018	—	—	—	(268,737)	(268,737)
Balance, February 28, 2018	119,950,000	$119,950	$(61,450)	$(698,237)	$(639,737)

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

STATEMENTS OF CASH FLOWS

	For the Years Ended February 28,
	2018	2017
Cash flows from operating activities:

Net loss	$(268,737)	$(144,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:	—	—
Prepaids	(8,333)	—
Accounts payable	896	—
Accrued liabilities, related party	144,000	144,000

Net cash used in operating activities	(132,174)	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	112,904	—
Proceeds from the sale of common stock	25,000	—

Net cash provided by financing activities	137,904	—

Net increase in cash	5,730	—

Cash, beginning of year	—	—

Cash, end of year	$5,730	$—

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anvi Global Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

On April 30, 2014, Tatiana Fumioka (the “Seller”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Mr. Rama Mohan R. Busa (the “Purchaser”), with his principal place of business in Cary, NC, the 72,000,000 shares of common stock of the Company owned by Ms. Fumioka, constituting approximately 75.83% of the Company’s outstanding common stock to be transferred to the name of Mr. Rama Mohan R. Busa, for $375,000. The sale was consummated on May 6, 2014. As a result of the sale, there was a change of control of the Registrant. This was a private transaction between the Seller and Purchaser, and no new shares of the Company were sold or issued.

On September 27, 2017 the Company changed its name from Vetro Inc. to Anvi Global Holdings, Inc. On November 21, 2017, FINRA approved the new symbol ANVI, and a 9-for-1 forward split of the Company’s common shares. The Company’s corporate office is at 1135 Kildaire Farm Rd., Suite 319-4, Cary, NC 27511.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years February 28, 2018 and February 28, 2017.

Reclassifications

Certain reclassifications have been made to the prior-year financial information to conform to the presentation used in the financial statements for the year ended February 28, 2018.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018

Fair Value of Financial Instruments

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at February 28, 2018.

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018

We account for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 28, 2018 and February 28, 2017.

Income Taxes

We follow ASC 740-10-30, Income Taxes—Overall—Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

We adopted ASC 740-10-25, Income Taxes—Overall—Recognition, with regards to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest, penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied prospectively on or after the effective date. We are in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our statements of cash flows.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $698,237 as of February 28, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 28, 2018, the Company has an accrued, unpaid balance due of $540,000.

On December 6, 2017, Anvi Global, Inc., a privately-owned related party company (“Anvi Private”) was issued 25,000,000 post-forward split shares, in exchange for Anvi Private’s investment of $25,000 into ANVI ($.001 per share).

During the year ended February 28, 2018, Rama Mohan R. Busa, CEO, advanced the Company $112,904 from his personal account and related companies. The advance was to pay for operating expenses, is unsecured, non-interest bearing and is due on demand.

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

See Note 4 for related party stock issuance.

ANVI GLOBAL HOLDINGS, INC.

(Formerly VETRO, INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018

NOTE 6 – PREFERRED STOCK

On September 27, 2017, the Board consented to authorize 50,000,000 Preferred Shares, par value $0.001.

The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. As of February 28, 2018, no Preferred Shares have been issued.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used in 2017 due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of:

	February 28, 2018	February 28, 2017
Federal income tax benefit attributable to:
Current Operations	$56,400	$30,240
Less: valuation allowance	(56,400)	(30,240)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended February 28, due to the following:

	February 28, 2018	February 28, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$(146,600)	$(90,200)
Less: valuation allowance	146,600	90,200
Net deferred tax asset	$—	$—

At February 28, 2018, the Company had net operating loss carry forwards of approximately $146,600 that may be offset against future taxable income from the year 2017 to 2037. No tax benefit has been reported in the February 28, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, May 23, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

On May 24, 2018, as reported in a Form 8-K filed that same day, the Company entered into a Memorandum of Business Association (“MOA”) with Team Universal Infratech Pvt. Ltd (“TUI”), pursuant to which TUI, a 12-year old Indian infrastructure development company based in Hyderabad, agreed to enter into a Joint Venture (the “JV”) with the Company, to execute the projects TUI is currently holding, and also which may include TUI’s future projects which are in the pipeline. The Company and TUI have agreed and proposed to create a legally valid joint venture entity (JV), with the Company having majority control of the JV stock and control of all operations of the specified projects which are executed pursuant to the JV.