Form 10-Q
period 2018-05-31
ANVI GLOBAL HOLDINGS, INC.
filed 2018-07-13
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 11, 2018, the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31,	February 28,
	2018	2018
ASSETS
Current Assets:
Cash	$227	$5,730
Prepaids	5,833	8,333

Total Current Assets	6,060	14,063

Total Assets	$6,060	$14,063

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$1,526	$896
Accrued liabilities, related party	576,000	540,000
Due to an officer	122,904	112,904

Total Liabilities	700,430	653,800

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 and 119,950,000 shares issued and outstanding, respectively	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(752,870)	(698,237)

Total Stockholders’ Deficit	(694,370)	(639,737)

Total Liabilities and Stockholders' Equity	$6,060	$14,063

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2018	2017

Revenue:	$—	$—

Operating Expenses:
General & administrative expenses	54,633	86,730
Total operating expenses	54,633	86,730

Loss from operations	(54,633)	(86,730)

Loss before income taxes	(54,633)	(86,730)

Provision for income taxes	—	—

Net loss	$(54,633)	$(86,730)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	94,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(54,633)	$(86,730)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	2,500	—
Accounts payable	630	—
Accrued liabilities, related party	36,000	36,000
Net cash used in operating activities	(15,503)	(50,730)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	10,000	51,030
Net cash provided by financing activities	10,000	51,030

Net increase (decrease) in cash	(5,503)	300

Cash, beginning of period	5,730	—

Cash, end of period	$277	$300

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anvi Global Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012, and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

On April 30, 2014, Tatiana Fumioka (the “Seller”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Mr. Rama Mohan R. Busa (the “Purchaser”), with his principal place of business in Cary, NC, the 72,000,000 shares of common stock of the Company owned by Ms. Fumioka, constituting approximately 75.83% of the Company’s outstanding common stock at that time, to be transferred to the name of Mr. Rama Mohan R. Busa, for $375,000. The sale was consummated on May 6, 2014. As a result of the sale, there was a change of control of the Registrant. This was a private transaction between the Seller and Purchaser, and no new shares of the Company were sold or issued.

On September 27, 2017 the Company changed its name from Vetro Inc. to Anvi Global Holdings, Inc. On November 21, 2017, FINRA approved the new symbol ANVI, and a 9-for-1 forward split of the Company’s common shares. The Company’s corporate office is at 1135 Kildaire Farm Rd., Suite 319-4, Cary, NC 27511.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2019. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018.

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

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2018

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $752,870 as of May 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of May 31, 2018, the Company has an accrued, unpaid balance due of $576,000.

During the year ended February 28, 2018, Rama Mohan R. Busa, CEO, advanced the Company $112,904 from his personal account and related companies. During the three months ended May 31, 2018, Mr. Busa advanced the Company an additional $10,000. The advances were to pay for operating expenses, are unsecured, non-interest bearing and due on demand.

On March 22, 2018, Anvi Global, Inc. the privately-owned company which is controlled by Rama Mohan R. Busa, the Company’s majority shareholder and sole officer and director, transferred 13,417,963 of its 25,000,000 shares to several people, including 12,000,000 shares (10.04%) to one individual, who is otherwise unaffiliated with either the Company or Mr. Busa. Anvi Global, Inc. now owns 11,582,037 shares (9.66%).

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, July 13, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Anvi Global Holdings, Inc., formerly Vetro Inc, (the “Company”) was incorporated under the laws of the State of Nevada on August 15, 2012 and intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

Anvi Global Holdings, Inc now intends to become a diversified, global holdings company with interest in a suite of businesses in various key segments, including mining, infrastructure, heavy earthworks, health services and aerospace engineering, positioned globally. The Company’s objective is to maximize shareholder value through investing in and/or acquiring a portfolio of companies in emerging global markets like India, South America and Africa, adding value to the operating enterprises. The Company plans to invest in or acquire businesses which offer strategic market position, strong cash flows and robust future potential growth, which are complementary to each other. The Company intends to broaden and intensify positions in carefully selected investment areas and is poised to have strong presence across these countries. As of the date of this Quarterly Report, the Company has not invested in or acquired any assets or company.

Results of Operations

Three months ended May 31, 2018 compared to the three months ended May 31, 2017

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $54,633 for the three months ended May 31, 2018 compared to $86,730 for the three months ended May 31, 2017. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $14,129 and other general expenses of $4,504. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., $44,660 of professional fees and other general expenses of $6,070.

Net Loss

Our net loss for the three months ended May 31, 2018 was $54,633 compared to $86,730 for the three months ended May 31, 2017.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended May 31, 2018, net cash flows used in operating activities was $15,503 compared to $50,730 used in the prior period.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2018 and 2017, our CEO advanced the Company $10,000 and $51,030, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: July 13, 2018	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors