Form 10-Q
period 2018-08-31
ANVI GLOBAL HOLDINGS, INC.
filed 2018-10-15
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 8, 2018, the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31,	February 28,
	2018	2018
ASSETS
Current Assets:
Cash	$1,680	$5,730
Prepaids	3,333	8,333

Total Current Assets	5,013	14,063

Total Assets	$5,013	$14,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$2,410	$896
Accrued liabilities, related party	612,000	540,000
Due to an officer	132,904	112,904

Total Liabilities	747,314	653,800

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 and 119,950,000 shares issued and outstanding, respectively	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(800,801)	(698,237)

Total Stockholders’ Deficit	(742,301)	(639,737)

Total Liabilities and Stockholders' Deficit	$5,013	$14,063

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2018	2017	2018	2017

Revenue:	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	47,931	47,223	102,564	133,953
Total operating expenses	47,931	47,223	102,564	133,953

Loss from operations	(47,931)	(47,223)	(102,564)	(133,953)

Loss before income taxes	(47,931)	(47,223)	(102,564)	(133,953)

Provision for income taxes	—	—	—	—

Net loss	$(47,931)	$(47,223)	$(102,564)	$(133,953)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average shares	119,950,000	10,550,000	119,950,000	10,550,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(102,564)	$(133,953)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	5,000	—
Accounts payable	1,514	—
Accrued liabilities, related party	72,000	72,000
Net cash used in operating activities	(24,050)	(61,953)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	20,000	62,193
Net cash provided by financing activities	20,000	62,193

Net increase (decrease) in cash	(4,050)	240

Cash, beginning of period	5,730	—

Cash, end of period	$1,680	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

(formerly VETRO, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

As reported in a Form 8-K filed with the SEC on May 24, 2018, the Company entered into a Memorandum of Business Association (“MOA”) with Team Universal Infratech Pvt. Ltd (“TUI”), pursuant to which TUI, a 12-year old Indian infrastructure development company based in Hyderabad, agreed to enter into a Joint Venture (the “JV”) with the Registrant, to execute certain projects TUI is currently holding, and also which may include TUI’s future projects which are in the pipeline. The Company and TUI have agreed and proposed to create a legally valid joint venture entity (JV), with the Company having majority control of the JV stock and control of all operations of the specified projects which are executed pursuant to the JV. Because of the signing of that MOA, the Company also announced that it was no longer a “shell,” as that term is defined in the SEC’s Rule 12b-2.

The Company’s obligation under the MOA was to raise $6,000,000 within 60 days of the signing of the MOA; however, as of the date of filing this Quarterly Report, due to the reasons including a delay in due diligence and delay in the TUI team’s visit to the United States, the Company has not succeeded in raising the required $6,000,000. However, both parties are in discussion to amend the MOA regarding the possible extension of the 60-day deadline.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $800,801 as of August 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of August 31, 2018, the Company has an accrued, unpaid balance due of $612,000.

During the year ended February 28, 2018, Rama Mohan R. Busa, CEO, advanced the Company $112,904 from his personal account and related companies. During the six months ended August 31, 2018, Mr. Busa advanced the Company an additional $20,000. The advances were to pay for operating expenses, are unsecured, non-interest bearing and due on demand.

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, October 15, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The three months ended August 31, 2018 compared to the three months ended August 31, 2017

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $47,931 for the three months ended August 31, 2018 compared to $47,223 for the three months ended August 31, 2017. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $5,421 and other general expenses of $6,510. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $4,950 and other general expenses of $6,273.

Net Loss

Our net loss for the three months ended August 31, 2018 was $47,931 compared to $47,223 for the three months ended August 31, 2017.

The six months ended August 31, 2018 compared to the six months ended August 31, 2017

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $102,564 for the six months ended August 31, 2018 compared to $133,953 for the six months ended August 31, 2017. In the current period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $19,550 and other general expenses of $11,014. In the prior period, we incurred $72,000 from our service agreements with Strategic-IT Group Inc., professional fees of $49,610 and other general expenses of $12,343.

Net Loss

Our net loss for the six months ended August 31, 2018 was $102,564 compared to $133,953 for the six months ended August 31, 2017.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended August 31, 2018, net cash flows used in operating activities was $24,050 compared to $61,953 used in the prior period.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2018 and 2017, our CEO advanced the Company $20,000 and $62,193, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, August 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: October 15, 2018	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors