Form 10-Q
period 2018-11-30
ANVI GLOBAL HOLDINGS, INC.
filed 2019-01-14
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 11, 2019, the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30,	February 28,
	2018	2018
ASSETS
Current Assets:
Cash	$3,329	$5,730
Prepaids	12,833	8,333

Total Current Assets	16,162	14,063

Total Assets	$16,162	$14,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$15,204	$896
Accrued liabilities, related party	648,000	540,000
Due to an officer	177,805	112,904

Total Liabilities	841,009	653,800

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 and 119,950,000 shares issued and outstanding, respectively	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(883,347)	(698,237)

Total Stockholders’ Deficit	(824,847)	(639,737)

Total Liabilities and Stockholders' Deficit	$16,162	$14,063

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Revenue:	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	82,546	81,322	185,110	215,275
Total operating expenses	82,546	81,322	185,110	215,275

Loss from operations	(82,546)	(81,322)	(185,110)	(215,275)

Loss before income taxes	(82,546)	(81,322)	(185,110)	(215,275)

Provision for income taxes	—	—	—	—

Net loss	$(82,546)	(81,322)	(185,110)	(215,275)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	94,950,000	119,950,000	94,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(185,110)	$(215,275)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(4,500)	—
Accounts payable	14,308	2,150
Accrued liabilities, related party	108,000	108,000
Net cash used in operating activities	(67,302)	(105,125)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	64,901	87,835
Proceeds from the sale of common stock	—	25,000
Net cash provided by financing activities	64,901	112,835

Net increase (decrease) in cash	(2,401)	7,710

Cash, beginning of period	5,730	—

Cash, end of period	$3,329	$7,710

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $883,347 as of November 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of November 30, 2018, the Company has an accrued, unpaid balance due of $648,000.

During the year ended February 28, 2018, Rama Mohan R. Busa, CEO, advanced the Company $112,904 from his personal account and related companies. During the nine months ended November 30, 2018, Mr. Busa advanced the Company an additional $64,901. The advances were to pay for operating expenses, are unsecured, non-interest bearing and due on demand.

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 12, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The three months ended November 30, 2018 compared to the three months ended November 30, 2017

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $82,546 for the three months ended November 30, 2018 compared to $81,322 for the three months ended November 30, 2017. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $30,550 and other general expenses of $15,996. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $35,915 and other general expenses of $9,407.

Net Loss

Our net loss for the three months ended November 30, 2018 was 82,546 compared to $81,322 for the three months ended November 30, 2017.

The nine months ended November 30, 2018 compared to the nine months ended November 30, 2017

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $185,110 for the nine months ended November 30, 2018 compared to $215,275 for the nine months ended November 30, 2017. In the current period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $50,100 and other general expenses of $63,010. In the prior period, we incurred $72,000 from our service agreements with Strategic-IT Group Inc., professional fees of $85,825 and other general expenses of $57,450.

Net Loss

Our net loss for the nine months ended November 30, 2018 was $185,110 compared to $215,275 for the nine months ended November 30, 2017.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended November 30, 2018, net cash flows used in operating activities was $67,302 compared to $105,125 used in the prior period.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2018 and 2017, our CEO advanced the Company $64,901 and $87,935, respectively. In the prior period we also received $25,000 from the sale of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: January 13, 2019	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors