Form 10-K
period 2019-02-28
ANVI GLOBAL HOLDINGS, INC.
filed 2019-06-24
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 21, 2019, the registrant had 119,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 21, 2019.

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

The total cost of the proposed projects is estimated at $58 million, and the investment for the successful completion of the project(s) is estimated to be $12+ Million.

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

TUI has already invested its share, which is approximately $6+ millions, through various heads-like acquisitions of the project(s), including the open tender process by the respective government bodies, earnest money deposits, performance guarantees, bank guarantees, deployment of equipment, technical teams, preparation of camp office, etc.

The Registrant’s responsibility is to raise approximately $6 Million in two phases: $3 million within sixty days and the remaining $3 Million within 120 days from the date of this MOA. However, on February 14, 2019, the date by which the Registrant is required to raise these funds was extended by mutual agreement for nine months, to November 14, 2019. To date, the Registrant has not raised any of the funds required by the MOA.

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

The Registrant is now concentrating its efforts toward raising the debt financing required to fund the specified Projects, and is engaged in discussions with a few prospective investors.  The Registrant is scheduled to meet with members of the TU team in June, 2019, for further proceedings.

The Registrant’s affiliated privately-owned company Anvi Global, Inc. (“ANVI Private”) has been actively pursuing mining opportunities in Zimbabwe.  The Registrant has not entered into any definitive agreements regarding assets in Zimbabwe, as the Registrant still needs to assess the risks involved with doing business in that country, including possible sanctions which could be placed on the Registrant by the United States.

Notwithstanding the risks, as part of the mining operations in African region, Registrant has received a sales advance of $137,910.00 in two deposits of $102,170 on 04-18-2019 and $35,740 on 05-29-2019 towards the supply of chromium ore from the unaffiliated South African-based company. It is intended that the agreement with the unaffiliated South African company will be signed, and the proposed sale of chromium ore will be completed, only if and when the regulatory hurdles have been resolved.

Registrant has advanced $87,000 respectively as $50,000 on 04-3-2019, $10,000 on 06-03-2019, and $27,000 on 06-04-2019 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which Registrant has received sales advance.

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

As of February 28, 2019, no shares of our common stock have traded.

Number of Holders

As of February 28, 2019, the 119,950,000 issued and outstanding shares of common stock were held by a total of 63 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2019. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $919,033 as of February 28, 2019. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 28, 2019 compared to the year fiscal ended February 28, 2018

Revenues

We have had no revenues as of February 28, 2019. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $220,796 for the year ended February 28, 2019 compared to $268,737 for the year ended February 28, 2018. In the current year, we incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $56,110 and other general expenses of $20,686. In the prior period, we incurred $144,000 from our service agreements with Strategic-IT Group Inc., professional fees of $100,225 and other general expenses of $24,512. Our decrease in operating expense is primarily due to a decrease in legal fees.

Net Loss

Our net loss for the year ended February 28, 2019 was $220,796 compared to $268,737 for the year ended February 28, 2018.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2019, net cash flows used in operating activities was $82,038 compared to $132,174 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended February 28, 2019, received $76,861 from our CEO compared to $112,904 from our CEO and $25,000 from the sales of our common stock in the prior year.

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
(ii)	costs relating to developing our business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our controlling shareholder. Other than the Company’s attempt to raise capital for the TUI transaction, the Company believes that if the regulatory barriers in Zimbabwe are successfully dealt with, the Company will be able to be self-funding from its operations.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2019 and 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 28, 2019, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 28, 2019, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2019.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Rama Mohan R. Busa 1135 Kildaire Farm Rd. Suite 319-4, Cary NC 27511	53	CEO, CFO and sole Director

RAMA MOHAN R BUSA has been the Company’s CEO, CFO and sole Director since May 5, 2014. Mr. Busa graduated in Sciences from SV University, India in 1989. Thereafter he obtained an International Diploma in Computer Programming & Applications from NCC, UK (Indian affiliate) in 1990. He is a deeply accomplished and results-driven delivery entrepreneur. Since the year 1992, Rama Mohan R. Busa has been in the business of Information Technology and its related businesses. His industry experience includes global risk assessment, identifying sectors & opportunities within, creating networks, establishing relationships and international trade development & retailing. Mr. Busa is experienced in combining both his theoretical and practical acumen to solve business problems. In 2012, he ventured into the mining business and all associated activities linked to mining, such as extraction, excavation, processing, refining, grading, and carrying global trading of mined ores or metals, or other products or bi-products. He is currently the principal shareholder and controlling officer of ANVI Private. As the Registrant’s sole officer and director, Mr. Busa intends to devote such time as is required for the Registrant’s business and its operations as needed.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal years ended February 28, 2019 and 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 28, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2019 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
	Directors and named Executive Officers
Common Stock	Rama Mohan R. Busa 1135 Kildaire Farm Rd, Suite 319-4 Cary, NC 27511	83,582,037 shares of common stock (1)	69.79%
	All officers and directors (1 person)	83,582,037 shares of common stock (1)	69.79%
	Beneficial Owners of 5% or more
Common Stock	Dushyant Reddy Chavva Plot 242/B Rd #76, Jubilee Hills, Telangana, Hyderabad, India	12,810,000 shares of common stock	10.68%

———————

(1)

Includes 11,582,037 shares owned by Anvi Global, Inc., a privately-owned company of which Rama Mohan R. Busa is the majority shareholder and CEO.

The percent of class is based on 119,950,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 28, 2019, we had not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years, except as follows:

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. The services provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 28, 2019 and 2018, the Company has an accrued, unpaid balance due of $684,000 and $540,000, respectively.

On December 6, 2017, Anvi Global, Inc., a privately-owned related party company (“Anvi Private”) was issued 25,000,000 post-forward split shares, in exchange for Anvi Private’s investment of $25,000 into ANVI ($.001 per share).

During the years ended February 28, 2019 and 2018, Rama Mohan R. Busa, CEO, advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2019, and 2018, the balance due was $189,765 and $112,904, respectively.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

During fiscal years ended February 28, 2019 and 2018, we incurred $11,260 and $19,550 in fees, respectively, from our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	MOA between the Registrant and TUI		8-K	5/24/18	9.01	5/24/18
10.2	Amendment to MOA between the Registrant and TUI	X
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 2019

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

ANVI GLOBAL HOLDINGS, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. as of February 28, 2019 and 2018 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

June 12, 2019

ANVI GLOBAL HOLDINGS, INC.

BALANCE SHEETS

	February 28,
	2019	2018
ASSETS
Current Assets:

Cash	$553	$5,730
Prepaids	22,500	8,333

Total Current Assets	23,053	14,063

Total Assets	$23,053	$14,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$9,821	$896
Accrued liabilities, related party	684,000	540,000
Due to an officer	189,765	112,904

Total Liabilities	883,586	653,800

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(919,033)	(698,237)

Total Stockholders’ Deficit	(860,533)	(639,737)

Total Liabilities and Stockholders' Deficit	$23,053	$14,063

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended February 28,
	2019	2018

Revenue:	$—	$—

Operating Expenses:
General & administrative expenses	220,796	268,737
Total operating expenses	220,796	268,737

Loss from operations	(220,796)	(268,737)

Loss before income taxes	(220,796)	(268,737)

Provision for income taxes	—	—

Net loss	$(220,796)	$(268,737)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average shares, basic & diluted	119,950,000	102,073,288

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2017	94,950,000	$94,950	$(61,450)	$(429,500)	$(396,000)
Shares issued for cash	25,000,000	25,000	—	—	25,000
Net Loss for the year ended February 28, 2018	—	—	—	(268,737)	(268,737)
Balance, February 28, 2018	119,950,000	119,950	(61,450)	(698,237)	(639,737)
Net Loss for the year ended February 28, 2019	—	—	—	(220,796)	(220,796)
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended February 28,
	2019	2018
Cash flows from operating activities:

Net loss	$(220,796)	$(268,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(14,167)	(8,333)
Accounts payable	8,925	896
Accrued liabilities, related party	144,000	144,000

Net cash used in operating activities	(82,038)	(132,174)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	76,861	112,904
Proceeds from the sale of common stock	—	25,000

Net cash provided by financing activities	76,861	137,904

Net increase in cash	(5,177)	5,730

Cash, beginning of year	5,730	—

Cash, end of year	$553	$5,730

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

The Company’s obligation under the MOA is to raise $6,000,000 within 60 days of the signing of the MOA; however, on February 14, 2019, the date by which the Registrant was required to raise these funds, the date was extended by mutual agreement for nine months, to November 14, 2019. To date, the Company has not raised any of the funds required by the MOA.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years February 28, 2019 and February 28, 2018.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

Reclassifications

Certain reclassifications have been made to the prior-year financial information to conform to the presentation used in the financial statements for the year ended February 28, 2019.

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair value because of the short maturity of those instruments. Our notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at February 28, 2019.

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

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 28, 2019 and February 28, 2018.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 28, 2019, and 2018, no liability for unrecognized tax benefits was required to be reported.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The adoption of this ASU has had no material impact of the Company’s Statement of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company adopted this ASU and it did not have a material impact on the Company’s financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this ASU and it did not have a material impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606).  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amended the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2018.  In March 2016, the FASB issued an update (ASU 2016-08) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent considerations. In April 2016, the FASB issued an update (ASU 2016-10) to ASC 606, Identifying Performance Obligations and Licensing, which provides clarification related to identifying performance obligations and licensing implementation guidance under ASU 2014-09. In May 2016, the FASB issued an update (ASU 2016-12) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued an update (ASU 2016-20) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The effective date and transition requirements are the same as those in ASU 2014-09 for all subsequent clarifying guidance discussed herein.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has elected to apply the modified retrospective method. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $919,033 as of February 28, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of February 28, 2019, the Company has $22,500 of prepaid expenses, of which $10,000 is being amortized over the next ten months for OTC Market’s annual fee and $12,500 is for prepaid legal fees.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 28, 2019, and 2018, the Company has an accrued, unpaid balance due of $684,000 and $540,000, respectively.

On December 6, 2017, Anvi Global, Inc., a privately-owned related party company (“Anvi Private”) was issued 25,000,000 post-forward split shares, in exchange for Anvi Private’s investment of $25,000 into ANVI ($.001 per share).

During the years ended February 28, 2019 and 2018, Rama Mohan R. Busa, CEO, advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2019, and 2018, the balance due was $189,765 and $112,904, respectively.

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

NOTE 6 – COMMON STOCK

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

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 7 – PREFERRED STOCK

On September 27, 2017, the Board consented to authorize 50,000,000 Preferred Shares, par value $0.001.

The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. As of February 28, 2019, no Preferred Shares have been issued.

NOTE 8 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Net deferred tax assets consist of the following components as of:

	February 28, 2019	February 28, 2018
Federal income tax benefit attributable to:
Current Operations	$46,400	$56,400
Less: valuation allowance	(46,400)	(56,400)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended February 28, due to the following:

	February 28, 2019	February 28, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$(193,000)	$(146,600)
Less: valuation allowance	193,000	146,600
Net deferred tax asset	$—	$—

At February 28, 2019, the Company had net operating loss carry forwards of approximately $193,000 that may be offset against future taxable income from the year 2019 to 2038. No tax benefit has been reported in the February 28, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

As part of the mining operations in the African region, the Company received a sales advance of $137,910.00 in two deposits of $102,170 on April 18, 2019 and $35,740 on May 29, 2019 towards the supply of chromium ore from an unaffiliated South African-based company. It is intended that the agreement with the unaffiliated South African company will be signed, and the proposed sale of chromium ore will be completed, only if and when the regulatory hurdles have been resolved.

The Company has advanced $87,000 respectively as $50,000 on April 3, 2019, $10,000 on June 3, 2019, and $27,000 on June 4, 2019 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company received the sales advance.