Form 10-Q
period 2019-05-31
ANVI GLOBAL HOLDINGS, INC.
filed 2019-07-15
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 10, 2019, the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31,	February 28,
	2019	2019
ASSETS
Current Assets:
Cash	$69,656	$553
Prepaids	19,500	22,500
Prepaids, related party	50,000	—

Total Current Assets	139,156	23,053

Total Assets	$139,156	$23,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$10,877	$9,821
Accrued liabilities, related party	720,000	684,000
Deferred revenue	137,910	—
Due to an officer	189,865	189,765

Total Liabilities	1,058,652	883,586

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 and 119,950,000 shares issued and outstanding, respectively	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(977,996)	(919,033)

Total Stockholders’ Deficit	(919,496)	(860,533)

Total Liabilities and Stockholders' Deficit	$139,156	$23,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2019	2018

Revenue:	$—	$—

Operating Expenses:
General and administrative expenses	58,963	54,633
Total operating expenses	58,963	54,633

Loss from operations	(58,963)	(54,633)

Loss before income taxes	(58,963)	(54,633)

Provision for income taxes	—	—

Net loss	$(58,963)	(54,633)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2018	119,950,000	$119,950	$(61,450)	$(698,237)	$(639,737)
Net Loss for the three months ended May 31, 2018	—	—	—	(54,633)	(54,633)
Balance, May 31, 2018	119,950,000	119,950	(61,450)	(752,870)	(694,370)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)
Net Loss for the three months ended May 31, 2019	—	—	—	(58,963)	(58,963)
Balance, May 31, 2019	119,950,000	119,950	(61,450)	(977,996)	(919,496)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(58,963)	$(54,633)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(47,000)	2,500
Accounts payable	1,056	630
Deferred revenue	137,910	—
Accrued liabilities, related party	36,000	36,000
Net cash provided by (used in) operating activities	69,003	(15,503)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	100	10,000
Net cash provided by financing activities	100	10,000

Net increase (decrease) in cash	69,103	(5,503)

Cash, beginning of period	553	5,730

Cash, end of period	$69,656	$277

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2019

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

The Company’s affiliated privately-owned company Anvi Global, Inc. (“ANVI Private”) has been actively pursuing mining opportunities in Zimbabwe.  The Company has not entered into any definitive agreements regarding assets in Zimbabwe, as the Company still needs to assess the risks involved with doing business in that country, including possible sanctions which could be placed on the Registrant by the United States.

Notwithstanding the risks, as part of the mining operations in African region, Company has received a sales advance of $137,910 in two deposits of $102,170 on 04-18-2019 and $35,740 on 05-29-2019 towards the supply of chromium ore from the unaffiliated South African-based company. It is intended that the agreement with the unaffiliated South African company will be signed, and the proposed sale of chromium ore will be completed, only if and when the regulatory hurdles have been resolved.

The Company has advanced $92,000 respectively as $50,000 on 04-3-2019, $10,000 on 06-03-2019, $27,000 on 06-04-2019 and $5,000 on 06-18-2019 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which Registrant has received the sales advance.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $977,996 as of May 31, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of February 28, 2019, the Company has $22,500 of prepaid expenses, of which $10,000 is being amortized over the next 10 months for OTC Market’s annual fee and $12,500 is for prepaid legal fees.

As of May 31, 2019, the Company has $19,500 of prepaid expenses, of which $7,000 is being amortized over the next seven months for OTC Market’s annual fee and $12,500 is for prepaid legal fees.

NOTE 5 – DEFERRED REVENUE

As part of the mining operations in African region, Company has received a sales advance of $137,910 towards the supply of chromium ore from the unaffiliated South African-based company. It is intended that the agreement with the unaffiliated South African company will be signed, and the proposed sale of chromium ore will be completed, only if and when the regulatory hurdles have been resolved.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of May 31, 2019 and February 28, 2019, the Company has an accrued, unpaid balance due of $720,000 and $684,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of May 31, 2019  and February 28, 2019, the balance due was $189,865 and $189,765, respectively.

As of May 31, 2019, the Company has advanced $50,000 to Anvi Private towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company has received the sales advance (Note 1).

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

The Company has advanced an additional $42,000 ($10,000 on June 3, 2019, $27,000 on June 4, 2019 and $5,000 on June 18, 2019) to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company received the sales advance.

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

Results of Operations

The three months ended May 31, 2019 compared to the three months ended May 31, 2018

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $58,963 for the three months ended May 31, 2019 compared to $54,633 for the three months ended May 31, 2018, an increase of $4,333 or 7.9%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 6), professional fees of $13,884 and other general expenses of $9,079. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $14,129 and other general expenses of $4,504.

Net Loss

Our net loss for the three months ended May 31, 2019 was $58,963 compared to $54,633 for the three months ended May 31, 2018.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three-month period ended May 31, 2019, net cash flows from operating activities was $69,003 compared to $15,503 used in the prior period.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2019 and 2018, our CEO advanced the Company $100 and $10,000, respectively.

Plan of Operation and Funding

We are no longer a “shell,” as that term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934. However, we expect that working capital requirements, except for our requirement to provide the financing for the MOA with TUI described in Note 1, will continue to be funded through a combination of related party loans and issuances of securities for cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: July 13, 2019	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors