Form 10-Q
period 2019-08-31
ANVI GLOBAL HOLDINGS, INC.
filed 2019-10-11
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 3, 2019, the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31,	February 28,
	2019	2019
ASSETS
Current Assets:
Cash	$10,302	$553
Prepaids	4,000	22,500
Prepaids, related party	98,700	—

Total Current Assets	113,002	23,053

Total Assets	$113,002	$23,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$18,289	$9,821
Accrued liabilities, related party	756,000	684,000
Deferred revenue	137,910	—
Due to an officer	189,865	189,765

Total Liabilities	1,102,064	883,586

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 and 119,950,000 shares issued and outstanding, respectively	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,047,562)	(919,033)

Total Stockholders’ Deficit	(989,062)	(860,533)

Total Liabilities and Stockholders' Deficit	$113,002	$23,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018

Revenue:	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	69,566	47,931	128,529	102,564
Total operating expenses	69,566	47,931	128,529	102,564

Loss from operations	(69,566)	(47,931)	(128,529)	(102,564)

Loss before income taxes	(69,566)	(47,931)	(128,529)	(102,564)

Provision for income taxes	—	—	—	—

Net loss	$(69,566)	(47,931)	(128,529)	(102,564)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2018	119,950,000	$119,950	$(61,450)	$(698,237)	$(639,737)
Net Loss	—	—	—	(54,633)	(54,633)
Balance, May 31, 2018	119,950,000	119,950	(61,450)	(752,870)	(694,370)
Net Loss	—	—	—	(47,931)	(47,931)
Balance, August 31, 2018	119,950,000	$119,950	$(61,450)	$(800,801)	$(742,301)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)
Net Loss	—	—	—	(58,963)	(58,963)
Balance, May 31, 2019	119,950,000	119,950	(61,450)	(977,996)	(919,496)
Net Loss	—	—	—	(69,566)	(69,566)
Balance, August 31, 2019	119,950,000	119,950	$(61,450)	$(1,047,562)	$(989,062)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(128,529)	$(102,564)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(80,200)	5,000
Accounts payable	8,468	1,514
Deferred revenue	137,910	—
Accrued liabilities, related party	72,000	72,000
Net cash provided by (used in) operating activities	9,649	(24,050)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	100	20,000
Net cash provided by financing activities	100	20,000

Net increase (decrease) in cash	9,749	(4,050)

Cash, beginning of period	553	5,730

Cash, end of period	$10,302	$1,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2019

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

The Company has advanced $98,700 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which Registrant has received the sales advance.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2019

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,047,562 as of August 31, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

As of August 31, 2019, the Company has $4,000 of prepaid expenses, which is being amortized over the next four months for OTC Market’s annual fee.

The Company has advanced $98,700 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which Registrant has received the sales advance.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of August 31, 2019 and February 28, 2019, the Company has an accrued, unpaid balance due of $756,000 and $684,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of August 31, 2019 and February 28, 2019, the balance due was $189,865 and $189,765, respectively.

As of August 31, 2019, the Company has advanced $98,700 to Anvi Private towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company has received the sales advance (Note 1).

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

The Company has advanced an additional $5,000 on September 11, 2019 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company received the sales advance.

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

Results of Operations

The three months ended August 31, 2019 compared to the three months ended August 31, 2018

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $69,566 for the three months ended August 31, 2019 compared to $47,931 for the three months ended August 31, 2018, an increase of $21,635 or 45.1%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 6), professional fees of $22,450 and other general expenses of $11,116. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $5,421 and other general expenses of $6,510.

Net Loss

Our net loss for the three months ended August 31, 2019 was $69,566 compared to $47,931 for the three months ended August 31, 2018.

The six months ended August 31, 2019 compared to the six months ended August 31, 2018

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $128,529 for the six months ended August 31, 2019 compared to $102,564 for the six months ended August 31, 2018, an increase of $25,965 or 23.3%. In the current period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 6), professional fees of $36,335 and other general expenses of $20,194. In the prior period, we incurred $72,000 from our service agreements with Strategic-IT Group Inc., professional fees of $19,550 and other general expenses of $11,014.

Net Loss

Our net loss for the six months ended August 31, 2019 was $128,529 compared to $102,564 for the six months ended August 31, 2018.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six-month period ended August 31, 2019, net cash flows from operating activities was $9,649 compared to $24,050 used in the prior period.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2019 and 2018, our CEO advanced the Company $100 and $20,000, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, August 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: October 11, 2019	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors