Form 10-Q
period 2019-11-30
ANVI GLOBAL HOLDINGS, INC.
filed 2020-01-15
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 14, 2019, the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30,	February 28,
	2019	2019
ASSETS
Current Assets:
Cash	$1,259	$553
Prepaids	1,000	22,500
Prepaids, related party	103,700	—

Total Current Assets	105,959	23,053

Total Assets	$105,959	$23,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$22,523	$9,821
Accrued liabilities, related party	792,000	684,000
Deferred revenue	137,910	—
Due to an officer	196,565	189,765

Total Liabilities	1,148,998	883,586

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 and 119,950,000 shares issued and outstanding, respectively	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,101,539)	(919,033)

Total Stockholders’ Deficit	(1,043,039)	(860,533)

Total Liabilities and Stockholders' Deficit	$105,959	$23,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Revenue:	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	53,977	82,546	182,506	185,110
Total operating expenses	53,977	82,546	182,506	185,110

Loss from operations	(53,977)	(82,546)	(182,506)	(185,110)

Loss before income taxes	(53,977)	(82,546)	(182,506)	(185,110)

Provision for income taxes	—	—	—	—

Net loss	$(53,977)	(82,546)	(182,506)	(185,110)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2018	119,950,000	$119,950	$(61,450)	$(698,237)	$(639,737)
Net Loss	—	—	—	(54,633)	(54,633)
Balance, May 31, 2018	119,950,000	119,950	(61,450)	(752,870)	(694,370)
Net Loss	—	—	—	(47,931)	(47,931)
Balance, August 31, 2018	119,950,000	119,950	(61,450)	(800,801)	(742,301)
Net Loss	—	—	—	(82,546)	(82,546)
Balance, November 30, 2018	119,950,000	$119,950	$(61,450)	$(883,347)	$(824,847)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)
Net Loss	—	—	—	(58,963)	(58,963)
Balance, May 31, 2019	119,950,000	119,950	(61,450)	(977,996)	(919,496)
Net Loss	—	—	—	(69,566)	(69,566)
Balance, August 31, 2019	119,950,000	119,950	(61,450)	(1,047,562)	(989,062)
Net Loss	—	—	—	(53,977)	(53,977)
Balance, November 30, 2019	119,950,000	$119,950	$(61,450)	$(1,101,539)	$(1,043,039)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(182,506)	$(185,110)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(82,200)	(4,500)
Accounts payable	12,702	14,308
Deferred revenue	137,910	—
Accrued liabilities, related party	108,000	108,000
Net cash used in operating activities	(6,094)	(67,302)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	6,800	64,901
Net cash provided by financing activities	6,800	64,901

Net increase (decrease) in cash	706	(2,401)

Cash, beginning of period	553	5,730

Cash, end of period	$1,259	$3,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2019

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

The Company has advanced $103,700 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which Registrant has received the sales advance.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2019

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,101,539 as of November 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of February 28, 2019, the Company had $22,500 of prepaid expenses, of which $10,000 is being amortized over the next 10 months for OTC Market’s annual fee and $12,500 is for prepaid legal fees.

As of November 30, 2019, the Company has $1,000 of prepaid expenses, which is being amortized over the next month for OTC Market’s annual fee.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2019

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

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of November 30, 2019 and February 28, 2019, the Company has an accrued, unpaid balance due of $792,000 and $684,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of November 30, 2019 and February 28, 2019, the balance due was $196,565 and $189,765, respectively.

As of November 30, 2019, the Company has advanced $103,700 to Anvi Private towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company has received the sales advance (Note 1).

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

Results of Operations

The three months ended November 30, 2019 compared to the three months ended November 30, 2018

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $53,977 for the three months ended November 30, 2019 compared to $82,546 for the three months ended November 30, 2018, a decrease of $28,569 or 34.6%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 6), professional fees of $7,450 and other general expenses of $10,527. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $30,550 and other general expenses of $15,996.

Net Loss

Our net loss for the three months ended November 30, 2019 was $53,977 compared to $82,546 for the three months ended November 30, 2018.

The nine months ended November 30, 2019 compared to the nine months ended November 30, 2018

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses (“G&A”) were $182,506 for the nine months ended November 30, 2019 compared to $185,110 for the nine months ended November 30, 2018, a decrease of $2,604 or 1.4%. In the current period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 6), professional fees of $43,785 and other general expenses of $30,721. Some of our larger G&A expenses included $15,158 for travel, $9,900 for OTC market fees and $2,090 for other filing fees. In the prior period, we incurred $108,000 from our service agreements with Strategic-IT Group Inc., professional fees of $50,100 and other general expenses of $27,010. In the prior period some of our larger G&A expenses included $7,750 for travel, $7,500 for OTC market fees and $8,350 for consulting fees.

Net Loss

Our net loss for the nine months ended November 30, 2019 was $182,506 compared to $185,110 for the nine months ended November 30, 2018.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended November 30, 2019, net cash flows used in operating activities was $6,094 compared to $67,302 used in the prior period.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2019 and 2018, our CEO advanced the Company $6,800 and $64,901, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: January 15, 2019	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors