Form 10-K
period 2020-02-29
ANVI GLOBAL HOLDINGS, INC.
filed 2020-07-06
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

As of May 22, 2020, the registrant had 119,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 27, 2020.

Reliance on Order for Reporting Relief

On March 4, 2020, the Securities and Exchange Commission (“SEC”) issued an order (the “Order”) under the Securities Exchange Act of 1934 (the “Exchange Act”) extending the deadlines for filing certain reports made under the Exchange Act, including annual reports on Form 10-K, for registrants subject to the reporting obligations under the Exchange Act that have been particularly impacted by the COVID-19 (novel coronavirus) (“COVID-19”) and which reports have filing deadlines between March 1 and April 30, 2020, subsequently extended to July 1, 2020.

The Company has relied on the Order with respect to this Annual Report on Form 10-K for the year ended February 29, 2020, which was due to be filed with the SEC on or before May 29, 2020.

The Company relied on the Order due to delays in being able to meet and work with the Company’s auditors due to “shelter in place” restrictions, and other financial and operational concerns associated with or caused by COVID-19.

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

However, due to recent developments in economic conditions arisen by the Covid-19 pandemic, and the Indian Government being the main client for the mentioned projects, we are expecting considerable delay in projects getting awarded to our association partner, Team Universal. As a result we are indefinitely putting a hold on the Joint Venture association and proceedings until further notice and will re-establish with new association terms in future.

Notwithstanding the risks, as part of the mining operations in African region, Registrant had received a sales advance of $137,910 in two deposits of $102,170 on 04-18-2019 and $35,740 on 05-29-2019 towards the supply of chromium ore from the unaffiliated South African-based company. It is intended that the agreement with the unaffiliated South African company will be signed, and the proposed sale of chromium ore will be completed, only if and when the regulatory hurdles have been resolved.

We advanced $87,000 respectively as $50,000 on 04-3-2019, $10,000 on 06-03-2019, and $27,000 on 06-04-2019 to Anvi Private, towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which we had received sales advance. Anvi Private through its associates has completed the procurement and supply of Chromium ore to an unaffiliated South African-based company, and fulfilled the sale. Additional advances of $16,700 made during the fiscal year ended 02-29-20 totaling $103,700.

To enable wider reach to different markets, to increase visibility and demonstrate good corporate governance and to enhance investment opportunities, AGH has initiated listing process at Dutch Caribbean Securities Exchange (DCSX).  In the process, on January 28, 2020, we received notice that the Dutch Securities Exchange certified that Anvi Global Holding, Inc. was admitted as a technical listing on the exchange’s facility as per April 5, 2019. The Company will be listed under the DCXS symbol ANVGH-US.

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

As of February 29, 2020, no shares of our common stock have traded.

Number of Holders

As of February 29, 2020, the 119,950,000 issued and outstanding shares of common stock were held by a total of 65 shareholders of record.

Dividends

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,119,305 as of February 29, 2020. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 29, 2020 compared to the fiscal year ended February 28, 2019

Revenue and Cost of Revenue

Notwithstanding the risks, as part of the mining operations in African region, the Company had received a sales advance of $137,910 in two deposits of $102,170 on 04-18-2019 and $35,740 on 05-29-2019 towards the supply of chromium ore from the unaffiliated South African-based company, which had been accounted for as deferred revenue. As of February 29, 2020, the Company was able to fulfill that sale and recognize the $137,910 as revenue. There was no revenue recognized for the year ended February 28, 2019.

In connection with our revenue earned, we incurred $103,700 for cost of revenue. There was no cost of revenue in the prior year.

Operating Expenses

General and administrative expenses were $234,482 for the year ended February 29, 2020 compared to $220,796 for the year ended February 28, 2019, an increase of $13,686 or 6%. In the current year, we incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $51,235 and other general expenses of $39,247. In the prior period, we incurred $144,000 from our service agreements with Strategic-IT Group Inc., professional fees of $56,110 and other general expenses of $20,686. Our increase in operating expense in the current year is primarily due to an increase in legal fees and travel expense.

Net Loss

Our net loss for the year ended February 29, 2020 was $200,272 compared to $220,796 for the year ended February 28, 2019.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 29, 2020, net cash flows used in operating activities was $31,860 compared to $82,038 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from our CEO. For the year ended February 29, 2020, we received $31,800 from our CEO compared to $76,861 in the prior year.

PLAN OF OPERATION AND FUNDING

We are no longer a “shell,” as that term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934. However, we expect that working capital requirements, except for our requirement to provide the financing for the MOA with TUI described in Item 1, will continue to be funded through a combination of related party loans and issuances of securities for cash. Registrant has received a sales advance of $137,910.00 in two deposits of $102,170 on 04-18-2019 and $35,740 on 05-29-2019 towards the supply of chromium ore from the unaffiliated South African-based company and registrant through its associate/related company Anvi Private has fulfilled the transaction.

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

GOING CONCERN

The independent auditors' report accompanying our February 29, 2020 and February 28, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANVI GLOBAL HOLDINGS, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. as of February 29, 2020 and February 28, 2019 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Seattle, Washington

June 29, 2020

ANVI GLOBAL HOLDINGS, INC.

BALANCE SHEETS

	February 29, 2020	February 28, 2019
ASSETS
Current Assets:

Cash	$493	$553
Prepaids	10,000	22,500

Total Current Assets	10,493	23,053

Total Assets	$10,493	$23,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$21,733	$9,821
Accrued liabilities, related party	828,000	684,000
Due to an officer	221,565	189,765
Total current	1,071,298	883,586

Total Liabilities	1,071,298	883,586

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,119,305)	(919,033)

Total Stockholders’ Deficit	(1,060,805)	(860,533)

Total Liabilities and Stockholders' Deficit	$10,493	$23,053

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended February 29, 2020	For the Year Ended February 28, 2019

Revenue	$137,910	$—
Cost of revenue	103,700	—
Gross margin	34,210	—

Operating Expenses:
General & administrative expenses	234,482	220,796
Total operating expenses	234,482	220,796

Loss from operations	(200,272)	(220,796)

Loss before income taxes	(200,272)	(220,796)

Provision for income taxes	—	—

Net loss	$(200,272)	$(220,796)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average shares, basic & diluted	119,950,000	119,950,000

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2018	119,950,000	$119,950	$(61,450)	$(698,237)	$(639,737
Net Loss	—	—	—	(220,796)	(220,796)
Balance, February 28, 2019	119,950,000	119,950	(61,450)	(919,033)	(860,533)
Net Loss	—	—	—	(200,272)	(200,272)
Balance, February 29, 2020	119,950,000	$119,950	$(61,450)	$(1,119,305)	$(1,060,805)

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended February 29, 2020	For the Year Ended February 28, 2019
Cash flows from operating activities:

Net loss	$(200,272)	$(220,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	12,500	(14,167)
Accounts payable	11,912	8,925
Accrued liabilities, related party	144,000	144,000

Net cash used in operating activities	(31,860)	(82,038)

Cash flows from financing activities:
Advances from an officer	31,800	76,861

Net cash provided by financing activities	31,800	76,861

Net decrease in cash	(60)	(5,177)

Cash, beginning of year	553	5,730

Cash, end of year	$493	$553

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were no cash equivalents for the years ended February 29, 2020 and February 28, 2019.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3:

Level 3 inputs are unobservable inputs.

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows: Accounts Receivable, and Accounts Payable. The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

Revenue recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2019. The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Shipping and handling activities associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment activity and recognized as revenue at the point in time at which control of the goods transfers to the customer. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 29, 2020 and February 28, 2019, no liability for unrecognized tax benefits was required to be reported.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation — Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 29, 2020 and February 28, 2019.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 29, 2020, and February 29, 2019, no liability for unrecognized tax benefits was required to be reported.

Recent Accounting Pronouncements

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018. The adoption of this standard did not result in a material change to the earnings.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841).  This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated a deficit of $1,119,305 as of February 29, 2020, had a net loss of $200,272 and used $31,860 of cash in operations. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of February 29, 2020, the Company has $10,000 of prepaid expenses which is being amortized over the next ten months for OTC Market’s annual fee.

As of February 28, 2019, the Company had $22,500 of prepaid expenses, of which $10,000 was amortized over the next ten months for OTC Market’s annual fee and $12,500 was for prepaid legal fees.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 29, 2020 and February 28, 2019, the Company has an accrued, unpaid balance due of $828,000 and $684,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 29, 2020 and February 28, 2019, the balance due was $221,565 and $189,765, respectively.

During the year ended February 29, 2020, the Company had advanced $103,700 to Anvi Private towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company has received the sales advance (Note 1). As of February 29, 2020, the advance has been expensed to cost of revenue.

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

Net deferred tax assets consist of the following components as of:

	February 29, 2020	February 28, 2019
Federal income tax benefit attributable to:
Current Operations	$42,000	$46,400
Less: valuation allowance	(42,000)	(46,400)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	February 29, 2020	February 28, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$(235,000)	$(193,000)
Less: valuation allowance	235,000	193,000
Net deferred tax asset	$—	$—

At February 29, 2020, the Company had net operating loss carry forwards of approximately $235,000 that may be offset against future taxable income from the year 2020 to 2039. No tax benefit has been reported in the February 28, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company is experiencing an indefinite delay in the execution of  its JV with TUI (Note 1).

The Company’s affiliated privately-owned company Anvi Global, Inc. (“ANVI Private”) has been actively pursuing mining opportunities in Zimbabwe.  Although, the Company was able to complete its first transaction for the procurement and sale of  chromium ore, due to the difficulties with conducting business in Zimbabwe, the Company will not continue to pursue the mining activities in that country.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 29, 2020, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 29, 2020, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 29, 2020.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Rama Mohan R. Busa 1135 Kildaire Farm Rd. Suite 319-4, Cary NC 27511	55	CEO, CFO and sole Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal years ended February 29, 2020 and February 28, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of February 29, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2020 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
	Directors and named Executive Officers
Common Stock	Rama Mohan R. Busa 1135 Kildaire Farm Rd, Suite 319-4 Cary, NC 27511	83,478,042 shares of common stock (1)	69.60%
	All officers and directors (1 person)	83,478,042 shares of common stock (1)	69.60%
	Beneficial Owners of 5% or more
Common Stock	Dushyant Reddy Chavva Plot 242/B Rd #76, Jubilee Hills, Telangana, Hyderabad, India	12,810,000 shares of common stock	10.68%

———————

(1)

Includes 11,478,042 shares owned by Anvi Global, Inc., a privately-owned company of which Rama Mohan R. Busa is the majority shareholder and CEO.

The percent of class is based on 119,950,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 29, 2020, we had not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years, except as follows:

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. The services provided include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of February 29, 2020 and February 28, 2019, the Company has an accrued, unpaid balance due of $828,000 and $684,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 29, 2020 and February 28, 2019, the balance due was $221,565 and $189,765, respectively.

During the year ended February 29, 2020, the Company had advanced $103,700 to Anvi Private towards the operating expenses involved in procurement and logistics of supplying the ore to the unaffiliated South African company from which the Company has received the sales advance (Note 1). As of February 29, 2020, the advance has been expensed to cost of revenue.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

During fiscal years ended February 29, 2020 and February 28, 2019, we incurred $12,250 and $11,260 in fees, respectively, from our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

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

Date: June 29, 2020

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer