Form 10-K/A
period 2020-02-29
ANVI GLOBAL HOLDINGS, INC.
filed 2020-07-20
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Anvi Global Holdings, Inc.’s annual report on Form 10–K for the period ended February 29, 2020, filed with the Securities and Exchange Commission on July 6, 2020, is to increase accounts payable and the related expense for an unrecorded invoice as of February 29, 2020.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,137,445 as of February 29, 2020. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

Operating Expenses

General and administrative expenses were $252,622 for the year ended February 29, 2020 compared to $220,796 for the year ended February 28, 2019, an increase of $31,826 or 14.4%. In the current year, we incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 4), professional fees of $51,235 and other general expenses of $57,387. In the prior period, we incurred $144,000 from our service agreements with Strategic-IT Group Inc., professional fees of $56,110 and other general expenses of $20,686. Our increase in operating expense in the current year is primarily due to an increase in legal fees and travel expense.

Net Loss

Our net loss for the year ended February 29, 2020 was $218,412 compared to $220,796 for the year ended February 28, 2019.

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

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. as of February 29, 2020 (restated) and February 28, 2019 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 (restated) and February 28, 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

June 29, 2020, except for Note 7 (restated), as to which the date is July 18, 2020.

ANVI GLOBAL HOLDINGS, INC.

BALANCE SHEETS

	February 29, 2020	February 28, 2019
ASSETS	(Restated)
Current Assets:

Cash	$493	$553
Prepaids	10,000	22,500

Total Current Assets	10,493	23,053

Total Assets	$10,493	$23,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$39,873	$9,821
Accrued liabilities, related party	828,000	684,000
Due to an officer	221,565	189,765
Total current	1,089,438	883,586

Total Liabilities	1,089,438	883,586

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,137,445)	(919,033)

Total Stockholders’ Deficit	(1,078,945)	(860,533)

Total Liabilities and Stockholders' Deficit	$10,493	$23,053

The accompanying notes are an integral part of these restated financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended February 29, 2020	For the Year Ended February 28, 2019
	(Restated)
Revenue	$137,910	$—
Cost of revenue	103,700	—
Gross margin	34,210	—

Operating Expenses:
General & administrative expenses	252,622	220,796
Total operating expenses	252,622	220,796

Loss from operations	(218,412)	(220,796)

Loss before income taxes	(218,412)	(220,796)

Provision for income taxes	—	—

Net loss	$(218,412)	$(220,796)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average shares, basic & diluted	119,950,000	119,950,000

The accompanying notes are an integral part of these restated financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2018	119,950,000	$119,950	$(61,450)	$(698,237)	$(639,737
Net Loss	—	—	—	(220,796)	(220,796)
Balance, February 28, 2019	119,950,000	119,950	(61,450)	(919,033)	(860,533)
Net Loss (Restated)	—	—	—	(218,412)	(218,412)
Balance, February 29, 2020 (Restated)	119,950,000	$119,950	$(61,450)	$(1,137,445)	$(1,078,945)

The accompanying notes are an integral part of these restated financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended February 29, 2020	For the Year Ended February 28, 2019
	(Restated)
Cash flows from operating activities:
Net loss	$(218,412)	$(220,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	12,500	(14,167)
Accounts payable	30,052	8,925
Accrued liabilities, related party	144,000	144,000

Net cash used in operating activities	(31,860)	(82,038)

Cash flows from financing activities:
Advances from an officer	31,800	76,861

Net cash provided by financing activities	31,800	76,861

Net decrease in cash	(60)	(5,177)

Cash, beginning of year	553	5,730

Cash, end of year	$493	$553

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these restated financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN

The accompanying restated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated a deficit of $1,137,445 as of February 29, 2020, had a net loss of $218,412 and used $31,860 of cash in operations. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The restated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	February 29, 2020	February 28, 2019
Federal income tax benefit attributable to:
Current Operations	$45,900	$46,400
Less: valuation allowance	(45,900)	(46,400)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	February 29, 2020	February 28, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$(239,000)	$(193,000)
Less: valuation allowance	239,000	193,000
Net deferred tax asset	$—	$—

At February 29, 2020, the Company had net operating loss carry forwards of approximately $239,000 that may be offset against future taxable income from the year 2020 to 2039. No tax benefit has been reported in the February 28, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 7 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the February 29, 2020 financial statements are being restated to account for an invoice that was not recorded into accounts payable as of February 29, 2020.

The following table summarizes changes made to the February 29, 2020 balance sheet.

	February 29, 2020
Balance Sheet:	As Reported	Adjustment	As Restated
Cash	$493	$—	$493
Prepaids	10,000	—	10,000
Total assets	$10,493	$—	$10,493

Accounts payable	$21,733	$18,140	$39,873
Accrued liabilities, related party	828,000	—	828,000
Due to an officer	221,565	—	221,565
Total liabilities	1,071,298	18,140	1,089,438

Common stock	119,950	—	119,950
Additional paid-in capital	(61,450)	—	(61,450)
Accumulated deficit	(1,119,305)	(18,140)	(1,137,445)
Total Stockholders’ Equity	(1,060,805)	(18,140)	(1,078,945)
Total liabilities and stockholders’ equity	$10,493	$—	$10,493

The following table summarizes changes made to the year ended February 29, 2020 Statement of Operations.

	For the year ended February 29, 2020
	As Reported	Adjustment	As Restated
Revenue	$137,910	$—	$137,910
Cost of revenue	103,700	—	103,700
Gross margin	34,210	—	34,210

Operating expenses	234,482	18,410	252,622
Net Loss	$(200,272)	$18,410	$(218,412)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the restated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

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

Date: July 20, 2020

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer