Form 10-Q
period 2020-05-31
ANVI GLOBAL HOLDINGS, INC.
filed 2020-07-20
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 10, 2020 the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2020	February 29, 2020
		(Restated)
ASSETS
Current Assets:

Cash	$1,161	$493
Prepaids	7,000	10,000

Total Current Assets	8,161	10,493

Total Assets	$8,161	$10,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$37,497	$39,873
Accrued liabilities, related party	864,000	828,000
Due to an officer	239,442	221,565
Total current	1,140,939	1,089,438

Total Liabilities	1,140,939	1,089,438

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,191,278)	(1,137,445)

Total Stockholders’ Deficit	(1,132,778)	(1,078,945)

Total Liabilities and Stockholders' Deficit	$8,161	$10,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2020	2019

Revenue:	$—	$—

Operating Expenses:
General and administrative expenses	53,833	58,963
Total operating expenses	53,833	58,963

Loss from operations	(53,833)	(58,963)

Loss before income taxes	(53,833)	(58,963)

Provision for income taxes	—	—

Net loss	$(53,833)	(58,963)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)
Net Loss	—	—	—	(58,963)	(58,963)
Balance, May 31, 2019	119,950,000	$119,950	$(61,450)	$(977,996)	$(919,496)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 29, 2020 (restated)	119,950,000	$119,950	$(61,450)	$(1,137,445)	$(1,078,945)
Net Loss	—	—	—	(53,833)	(53,833)
Balance, May 31, 2020	119,950,000	$119,950	$(61,450)	$(1,191,278)	$(1,132,778)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(53,833)	$(58,963)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	3,000	(47,000)
Accounts payable	(2,376)	1,056
Deferred revenue	—	137,910
Accrued liabilities, related party	36,000	36,000
Net cash used in operating activities	(17,209)	69,003

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	17,877	100
Net cash provided by financing activities	17,877	100

Net increase in cash	668	69,103

Cash, beginning of period	493	553

Cash, end of period	$1,161	$69,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anvi Global Holdings, Inc., (the “Company” “AGH”) was incorporated under the laws of the State of Nevada on August 15, 2012 and was initially intended to sell crepes in Czech Republic. That proposed business was abandoned when a change of control of the Company was effected May 6, 2014.

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

The Company’s obligation under the MOA is to raise $6,000,000 within 60 days of the signing of the MOA; however, on February 14, 2019, the date by which the Registrant was required to raise these funds, the date was extended by mutual agreement for nine months, to November 14, 2019. To date, the Company has not raised any of the funds required by the MOA. However, due to recent developments in economic conditions arisen by the Covid-19 pandemic, we are expecting considerable delays and are planning to re-establish the proceedings with new association terms.

As part of the trading in African region, Registrant had received a sales advance of $137,910 in two deposits of $102,170 on 04-18-2019 and $35,740 on 05-29-2019 towards the supply of chromium ore from the unaffiliated South African-based company. As of February 29, 2020, the Company was able to fulfill that sale and recognize the $137,910 as revenue.

To enable wider reach to different markets, to increase visibility and demonstrate good corporate governance and to enhance investment opportunities, AGH has initiated a listing process at Dutch Caribbean Securities Exchange (DCSX).  On January 28, 2020, we received notice that the Dutch Securities Exchange certified that Anvi Global Holding, Inc. was admitted as a technical listing on the exchange’s facility as per April 5, 2019. The Company will be listed under the DCXS symbol ANVGH-US.

Notwithstanding the risks, the registrant, through its affiliates, is exploring new business opportunities in mining operations in the country of Brazil. As of the date of filing, discussions are underway, and no documents have been signed.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,191,278 as of May 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of May 31, 2020 and February 29, 2020, the Company had $7,000 and $10,000 of prepaid expenses, respectively, which is being amortized over the next seven months for OTC Market’s annual fee.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2020

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. As of May 31, 2020 and February 29, 2020, the Company has an accrued, unpaid balance due of $864,000 and $828,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of May 31, 2020 and February 29, 2020, the balance due was $239,442 and $221,565, respectively.

NOTE 6 – RESTATEMENT

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

Results of Operations

The three months ended May 31, 2020 compared to the three months ended May 31, 2019

Operating Expenses

General and administrative expenses were $53,833 for the three months ended May 31, 2020 compared to $58,963 for the three months ended May 31, 2019, a decrease of $5,130 or 8.7%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $11,750 and other general expenses of $9,613. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $13,885 and other general expenses of $9,108.

Net Loss

Our net loss for the three months ended May 31, 2020 was $53,833 compared to $58,963 for the three months ended May 31, 2019.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three-month period ended May 31, 2020, net cash flows used in operating activities was $17,209 compared to $69,003 provided by operating activities in the prior period.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2020 and 2019, our CEO advanced the Company $17,877 and $100, respectively.

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
(ii)	costs relating to developing our business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our controlling shareholder. Other than the Company’s attempt to raise capital for the TUI transaction, the Company believes that, upon successful conclusion and satisfied legal compliance of respective regulatory bodies, its planning of new business operations in the area of mining in the Brazil and African regions, the Company will be able to be self-funding from its operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: July 20, 2020	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors