Form 10-Q
period 2020-08-31
ANVI GLOBAL HOLDINGS, INC.
filed 2020-10-15
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 10, 2020 the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31, 2020	February 29, 2020
		(Restated)
ASSETS
Current Assets:

Cash	$2,776	$493
Prepaids	4,000	10,000

Total Current Assets	6,776	10,493

Total Assets	$6,776	$10,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$22,227	$39,873
Accrued liabilities, related party	900,000	828,000
Due to an officer	267,669	221,565
Total current	1,189,896	1,089,438

Total Liabilities	1,189,896	1,089,438

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,241,620)	(1,137,445)

Total Stockholders’ Deficit	(1,183,120)	(1,078,945)

Total Liabilities and Stockholders' Deficit	$6,776	$10,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019

Revenue:	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	50,342	69,566	104,175	128,529
Total operating expenses	50,342	69,566	104,175	128,529

Loss from operations	(50,342)	(69,566)	(104,175)	(128,529)

Loss before income taxes	(50,342)	(69,566)	(104,175)	(128,529)

Provision for income taxes	—	—	—	—

Net loss	$(50,342)	$(69,566)	$(104,175)	$(128,529)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)
Net Loss	—	—	—	(58,963)	(58,963)
Balance, May 31, 2019	119,950,000	119,950	(61,450)	(977,996)	(919,496)
Net Loss	—	—	—	(69,566)	(69,566)
Balance, August 31, 2019	119,950,000	$119,950	$(61,450)	$(1,047,562)	$(989,062)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 29, 2020 (restated)	119,950,000	$119,950	$(61,450)	$(1,137,445)	$(1,078,945)
Net Loss	—	—	—	(53,833)	(53,833)
Balance, May 31, 2020	119,950,000	119,950	(61,450)	(1,191,278)	(1,132,778)
Net Loss	—	—	—	(50,342)	(50,342)
Balance, August 31, 2020	119,950,000	$119,950	$(61,450)	$(1,241,620)	$(1,183,120)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(104,175)	$(128,529)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	6,000	(80,200)
Accounts payable	(17,646)	8,468
Deferred revenue	—	137,910
Accrued liabilities, related party	72,000	72,000
Net cash used in operating activities	(43,821)	9,649

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	46,104	100
Net cash provided by financing activities	46,104	100

Net increase in cash	2,283	9,749

Cash, beginning of period	493	553

Cash, end of period	$2,776	$10,302

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2020

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

August 31, 2020

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,241,620 as of August 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of August 31, 2020 and February 29, 2020, the Company had $4,000 and $10,000 of prepaid expenses, respectively, which is being amortized over the next seven months for OTC Market’s annual fee.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of August 31, 2020, and February 29, 2020, the Company has an accrued, unpaid balance due of $900,000 and $828,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of August 31, 2020 and February 29, 2020, the balance due was $267,669 and $221,565, respectively.

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

Results of Operations

The three months ended August 31, 2020 compared to the three months ended August 31, 2019

Operating Expenses

General and administrative expenses were $50,342 for the three months ended August 31, 2020 compared to $69,566 for the three months ended August 31, 2019, a decrease of $19,224 or 27.6%. In the current period, we incurred $36,000 of expense from our service agreement with Anvi Global Inc. (previously with Strategic-IT Group Inc) (Note 5), professional fees of $8,010 and other general expenses of $6,332. In the prior period, we incurred $36,000 from our service agreements with Anvi Global Inc, professional fees of $22,450 and other general expenses of 11,116.

Net Loss

Our net loss for the three months ended August 31, 2020 was $50,342 compared to $69,566 for the three months ended August 31, 2019.

The six months ended August 31, 2020 compared to the six months ended August 31, 2019

Operating Expenses

General and administrative expenses were $104,175 for the six months ended August 31, 2020 compared to $128,529 for the six months ended August 31, 2019, a decrease of $24,354 or 18.9%. In the current period, we incurred $72,000 of expense from our service agreement with Anvi Global Inc. (Note 5), professional fees of $19,760 and other general expenses of $12,415. In the prior period, we incurred $72,000 from our service agreements with Anvi Global Inc, professional fees of $36,335 and other general expenses of $20,194. We saw a decrease I our expenses in the current year due to a decrease in consulting and professional fees a well as travel expense.

Net Loss

Our net loss for the six months ended August 31, 2020 was $104,175 compared to $128,529 for the six months ended August 31, 2019.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six-month period ended August 31, 2020, net cash flows used in operating activities was $43,821 compared to $9,649 provided by operating activities in the prior period.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2020 and 2019, our CEO advanced the Company $46,104 and $100, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, August 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: October 15, 2020	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors