Form 10-Q
period 2020-11-30
ANVI GLOBAL HOLDINGS, INC.
filed 2021-01-14
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 8, 2021, the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2020	February 29, 2020
		(Restated)
ASSETS
Current Assets:

Cash	$18,186	$493
Prepaids	1,000	10,000

Total Current Assets	19,186	10,493

Total Assets	$19,186	$10,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$24,248	$39,873
Accounts payable, related party	36,000	—
Accrued liabilities, related party	900,000	828,000
Due to an officer	302,648	221,565
Total current	1,262,896	1,089,438

Total Liabilities	1,262,896	1,089,438

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,302,210)	(1,137,445)

Total Stockholders’ Deficit	(1,243,710)	(1,078,945)

Total Liabilities and Stockholders' Deficit	$19,186	$10,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Revenue:	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	60,590	53,977	164,765	182,506
Total operating expenses	60,590	53,977	164,765	182,506

Loss from operations	(60,590)	(53,977)	(164,765)	(182,506)

Loss before income taxes	(60,590)	(53,977)	(164,765)	(182,506)

Provision for income taxes	—	—	—	—

Net loss	$(60,590)	$(53,977)	$(164,765)	$(182,506)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)
Net Loss	—	—	—	(58,963)	(58,963)
Balance, May 31, 2019	119,950,000	119,950	(61,450)	(977,996)	(919,496)
Net Loss	—	—	—	(69,566)	(69,566)
Balance, August 31, 2019	119,950,000	119,950	(61,450)	(1,047,562)	(989,062)
Net Loss	—	—	—	(53,977)	(53,977)
Balance, November 30, 2019	119,950,000	$119,950	$(61,450)	$(1,101,539)	$(1,043,039)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 29, 2020 (restated)	119,950,000	$119,950	$(61,450)	$(1,137,445)	$(1,078,945)
Net Loss	—	—	—	(53,833)	(53,833)
Balance, May 31, 2020	119,950,000	119,950	(61,450)	(1,191,278)	(1,132,778)
Net Loss	—	—	—	(50,342)	(50,342)
Balance, August 31, 2020	119,950,000	119,950	(61,450)	(1,241,620)	(1,183,120)
Net Loss	—	—	—	(60,590)	(60,590)
Balance, November 30, 2020	119,950,000	$119,950	$(61,450)	$(1,302,210)	$(1,243,710)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(164,765)	$(182,506)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	9,000	(82,200)
Accounts payable	(15,625)	12,702
Accounts payable, related party	36,000	—
Deferred revenue	—	137,910
Accrued liabilities, related party	72,000	108,000
Net cash used in operating activities	(63,390)	(6,094)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	81,083	6,800
Net cash provided by financing activities	81,083	6,800

Net increase in cash	17,693	706

Cash, beginning of period	493	553

Cash, end of period	$18,186	$1,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2020

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

November 30, 2020

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,302,210 as of November 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of November 30, 2020 and February 29, 2020, the Company had $1,000 and $10,000 of prepaid expenses, respectively, which is being amortized over the next month for OTC Market’s annual fee.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of November 30, 2020, and February 29, 2020, the Company has an accrued, unpaid balance due of $900,000 and $828,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of November 30, 2020, the Company has accounts payable due to Anvi Global, Inc. of $36,000.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of November 30, 2020 and February 29, 2020, the balance due was $302,648 and $221,565, respectively.

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

Results of Operations

The three months ended November 30, 2020 compared to the three months ended November 30, 2019

Operating Expenses

General and administrative expenses were $60,590 for the three months ended November 30, 2020 compared to $53,977 for the three months ended November 30, 2019, an increase of $6,613 or 12.2%. In the current period, we incurred $36,000 of expense from our service agreement with Anvi Global Inc. (previously with Strategic-IT Group Inc) (Note 5), professional fees of $8,700 and other general expenses of $15,890. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc, professional fees of $7,450 and other general expenses of $10,527.

Net Loss

Our net loss for the three months ended November 30, 2020 was $60,590 compared to $53,977 for the three months ended November 30, 2019.

The nine months ended November 30, 2020 compared to the nine months ended November 30, 2019

Operating Expenses

General and administrative expenses were $164,765 for the nine months ended November 30, 2020 compared to $182,506 for the nine months ended November 30, 2019, a decrease of $17,741 or 9.7%. In the current period, we incurred $108,000 of expense from our service agreement with Anvi Global Inc. (previously with Strategic-IT Group Inc) (Note 5), professional fees of $28,460 and other general expenses of $28,305. In the prior period, we incurred $108,000 from our service agreements with Strategic-IT Group Inc, professional fees of $43,785 and other general expenses of $30,721. We saw a decrease of our expenses in the current period due to a decrease in professional fees as well as travel expense.

Net Loss

Our net loss for the nine months ended November 30, 2020 was $164,765 compared to $182,506 for the nine months ended November 30, 2019.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended November 30, 2020, net cash flows used in operating activities was $63,390 compared to $6,094 used by operating activities in the prior period.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2020 and 2019, our CEO advanced the Company $81,083 and $6,800, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: January 14, 2021	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors