Form 10-K
period 2021-02-28
ANVI GLOBAL HOLDINGS, INC.
filed 2021-06-08
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of May 27, 2021, the registrant had 119,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 27, 2021.

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

Exploring the future business opportunities

The management of the company is actively involved in pursuing new business opportunities in the business of mining and infrastructure in the country of Brazil, Africa and India. It is working on alliances/JV’s with the local partners in the respective countries and expecting the process of required statutory audits in relation to equity acquisitions or partnerships or work contracts may commence soon. However, the related companies of the management are already active in the respective countries.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

2

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

As of February 28, 2021, no shares of our common stock have traded.

Number of Holders

As of February 28, 2021, the 119,950,000 issued and outstanding shares of common stock were held by a total of 65 shareholders of record.

Dividends

We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. [RESERVED]

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,370,796 as of February 28, 2021. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 28, 2021 compared to the fiscal year ended February 29, 2020

Revenue and Cost of Revenue

Notwithstanding the risks, as part of the mining operations in African region, the Company had received a sales advance of $137,910 in two deposits of $102,170 on 04-18-2019 and $35,740 on 05-29-2019 towards the supply of chromium ore from the unaffiliated South African-based company, which had been accounted for as deferred revenue. As of February 29, 2020, the Company was able to fulfill that sale and recognize the $137,910 as revenue. There was no revenue recognized for the year ended February 28, 2021.

In connection with our revenue earned for the year ended February 29, 2020, we incurred $103,700 for cost of revenue. There was no cost of revenue in the current year.

Operating Expenses

General and administrative expenses were $232,881 for the year ended February 28, 2021 compared to $252,622 for the year ended February 29, 2020, a decrease of $19,741 or 7.8%. In the current year, we incurred $144,000 of expense from our service agreement with Anvi Global Inc. (previously with Strategic-IT Group Inc) (Note 4), professional fees of $24,725, travel expense of $23,547 and other general expenses of $40,609. In the prior period, we incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc., professional fees of $51,235 and other general expenses of $57,387. Our decrease in operating expense in the current year is primarily due to a decrease in legal fees.

Net Loss

Our net loss for the year ended February 28, 2021 was $232,881 compared to $218,412 for the year ended February 29, 2020.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2021, net cash flows used in operating activities was $96,323 compared to $31,860 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from our CEO. For the year ended February 28, 2021, we received $99,893 from our CEO compared to $31,800 in the prior year.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2021 and February 29, 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

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

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. as of February 28, 2021 and February 29, 2020 (restated) and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020 (restated) and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note #3 to the financial statements, the Company has incurred losses year over year and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

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

Seattle, Washington

June 5, 2021

ANVI GLOBAL HOLDINGS, INC.

BALANCE SHEETS

	February 28, 2021	February 29, 2020
		(Restated)
ASSETS
Current Assets:

Cash	$4,063	$493
Prepaids	11,667	10,000

Total Current Assets	15,730	10,493

Total Assets	$15,730	$10,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$34,098	$39,873
Accounts payable - related party	72,000	—
Accrued liabilities - related party	900,000	828,000
Due to an officer	321,458	221,565
Total current	1,327,556	1,089,438

Total Liabilities	1,327,556	1,089,438

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,370,326)	(1,137,445)

Total Stockholders’ Deficit	(1,311,826)	(1,078,945)

Total Liabilities and Stockholders' Deficit	$15,730	$10,493

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2021	For the Year Ended February 29, 2020
		(Restated)
Revenue	$—	$137,910
Cost of revenue	—	103,700
Gross margin	—	34,210

Operating Expenses:
General & administrative expenses	232.881	252,622
Total operating expenses	232,881	252,622

Loss from operations	(232,881)	(218,412)

Loss before income taxes	(232,881)	(218,412)

Provision for income taxes		—

Net loss	$(232,881)	$(218,412)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average shares, basic & diluted	119,950,000	119,950,000

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2019	119,950,000	$119,950	$(61,450)	$(919,033)	$(860,533)
Net Loss (Restated)	—	—	—	(218,412)	(218,412)
Balance, February 29, 2020 (Restated)	119,950,000	119,950	(61,450)	(1,137,445)	(1,078,945)
Net Loss	—	—	—	(232,881)	(232,881)
Balance, February 28, 2021	119,950,000	$119,950	$(61,450)	$(1,370,326)	$(1,311,826)

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2021	For the Year Ended February 29, 2020
		(Restated)
Cash flows from operating activities:
Net loss	$(232,881)	$(218,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(1,667)	12,500
Accounts payable	(5,775)	30,052
Accounts payable - related party	72,000
Accrued liabilities - related party	72,000	144,000

Net cash used in operating activities	(96,323)	(31,860)

Cash flows from financing activities:
Advances from an officer	99,893	31,800

Net cash provided by financing activities	99,893	31,800

Net decrease in cash	3,570	(60)

Cash, beginning of year	493	553

Cash, end of year	$4,063	$493

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these restated financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were no cash equivalents for the years ended February 28, 2021 and February 29, 2020.

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows: Accounts Receivable, and Accounts Payable. The items are generally short-term in nature, and accordingly, the carrying amounts reported on the balance sheets are reasonable approximations of their fair values.

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

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our financial statements.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 28, 2021 and February 29, 2020.

Recent Accounting Pronouncements

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

On January 1, 2020 the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test and the qualitative assessment for any reporting unit with a zero or negative carrying amount. The ASU also requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The adoption did not have an impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated a deficit of $1,370,326 as of February 28, 2021, had a net loss of $232,881 and used $96,323 of cash in operations. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The restated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of February 28, 2021, the Company has $11,667 of prepaid expenses which is being amortized over the next ten months for OTC Market’s annual fee.

As of February 29, 2020, the Company has $10,000 of prepaid expenses which is being amortized over the next ten months for OTC Market’s annual fee.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of February 28, 2021, and February 29, 2020, the Company has an accrued, unpaid balance due of $900,000 and $828,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2021, the Company has accounts payable due to Anvi Global, Inc. of $72,000.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2021 and February 29, 2020, the balance due was $321,458 and $221,565, respectively.

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

Net deferred tax assets consist of the following components as of:

	February 28, 2021	February 29, 2020
Federal income tax benefit attributable to:
Current Operations	$49,000	$45,900
Less: valuation allowance	(49,000)	(45,900)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	February 28, 2021	February 29, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$(288,000)	$(239,000)
Less: valuation allowance	288,000	239,000
Net deferred tax asset	$—	$—

At February 28, 2021, the Company had net operating loss carry forwards of approximately $288,000 that may be offset against future taxable income from the year 2021 to 2040. No tax benefit has been reported in the February 28, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the restated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:

Subsequent to February 28, 2021, Mr. Busa loaned the Company $14,000 for general operating expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 28, 2021, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 28, 2021, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2021.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Rama Mohan R. Busa 1135 Kildaire Farm Rd. Suite 319-4, Cary NC 27511	56	CEO, CFO and sole Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal years ended February 28, 2021 and February 29, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of February 28, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2021 and as of the date of the filing of this annual report by:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of February 28, 2021, and February 29, 2020, the Company has an accrued, unpaid balance due of $900,000 and $828,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2021, the Company has accounts payable due to Anvi Global, Inc. of $72,000.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2021and February 29, 2020, the balance due was $321,458 and $221,565, respectively.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

During fiscal years ended February 28, 2021 and February 29, 2020, we incurred $13,100 and $12,250 in fees, respectively, from our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

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

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2021

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

