Form 10-Q
period 2021-05-31
ANVI GLOBAL HOLDINGS, INC.
filed 2021-07-20
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 19, 2021 the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	May 31, 2021	February 28, 2021
ASSETS	(Unaudited)
Current Assets:

Cash	$3,999	$4,063
Prepaids	11,342	11,667

Total Current Assets	15,341	15,730

Total Assets	$15,341	$15,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$37,117	$34,098
Accounts payable - related party	108,000	72,000
Accrued liabilities, related party	900,000	900,000
Due to an officer	335,458	321,458
Total current	1,380,575	1,327,556

Total Liabilities	1,380,575	1,327,556

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,423,734)	(1,370,326)

Total Stockholders’ Deficit	(1,365,234)	(1,311,826)

Total Liabilities and Stockholders' Deficit	$15,341	$15,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2021	2020

Operating Expenses:
General and administrative expenses	$53,408	$53,833
Total operating expenses	53,408	53,833

Loss from operations	(53,408)	(53,833)

Loss before income taxes	(53,408)	(53,833)

Provision for income taxes	—	—

Net loss	$(53,408)	(53,833)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 29, 2020 (restated)	119,950,000	$119,950	$(61,450)	$(1,137,445)	$(1,078,945)
Net Loss	—	—	—	(53,833)	(53,833)
Balance, May 31, 2020	119,950,000	$119,950	$(61,450)	$(1,191,278)	$(1,132,778)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2021	119,950,000	$119,950	$(61,450)	$(1,370,326)	$(1,311,826)
Net Loss	—	—	—	(53,408)	(53,408)
Balance, May 31, 2021	119,950,000	$119,950	$(61,450)	$(1,423,734)	$(1,365,234)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(53,408)	$(53,833)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	325	3,000
Accounts payable	3,019	(2,376)
Accrued liabilities, related party	36,000	36,000
Net cash used in operating activities	(14,064)	(17,209)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	14,000	17,877
Net cash provided by financing activities	14,000	17,877

Net increase in cash	(64)	668

Cash, beginning of period	4,063	493

Cash, end of period	$3,999	$1,161

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anvi Global Holdings, Inc., (the “Company” “AGH”) was incorporated under the laws of the State of Nevada on August 15, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended May 31, 2021 or the year ended February 28, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,423,734 as of May 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of May 31, 2021 and February 28, 2021, the Company had $11,342 and $11,667 of prepaid expenses, respectively, for OTC Market’s annual fee and accounting services.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of May 31, 2021 and February 28, 2021, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of May 31, 2021 and February 28, 2021, the Company has accounts payable due to Anvi Global, Inc. of $108,000 and $72,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of May 31, 2021 and February 28, 2021, the balance due was $335,458 and $321,458, respectively.

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

Results of Operations

The three months ended May 31, 2021 compared to the three months ended May 31, 2020

Operating Expenses

General and administrative expenses were $53,408 for the three months ended May 31, 2021 compared to $53,833 for the three months ended May 31, 2020, a decrease of $425. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $8,925 and other general expenses of $8,483. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $11,750 and other general expenses of $6,083.

Net Loss

Our net loss for the three months ended May 31, 2021 was $53,408 compared to $53,833 for the three months ended May 31, 2020.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three-month period ended May 31, 2021, net cash flows used in operating activities was $14,064 compared to $17,209 provided by operating activities in the prior period.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2021 and 2020, our CEO advanced the Company $14,000 and $17,877, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: July 20, 2021	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

