Form 10-Q
period 2021-08-31
ANVI GLOBAL HOLDINGS, INC.
filed 2021-10-12
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 8, 2021 the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	August 31, 2021	February 28, 2021
	(Unaudited)
ASSETS
Current Assets:

Cash	$3,917	$4,063
Prepaids	4,667	11,667

Total Current Assets	8,584	15,730

Total Assets	$8,584	$15,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$37,700	$34,098
Accounts payable - related party	144,000	72,000
Accrued liabilities, related party	900,000	900,000
Due to an officer	347,808	321,458
Total current	1,429,508	1,327,556

Total Liabilities	1,429,508	1,327,556

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,479,424)	(1,370,326)

Total Stockholders' Deficit	(1,420,924)	(1,311,826)

Total Liabilities and Stockholders' Deficit	$8,584	$15,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020

Operating Expenses:
General and administrative expenses	$55,690	$50,342	$109,098	$104,175
Total operating expenses	55,690	50,342	109,098	104,175

Loss from operations	(55,690)	(50,342)	(109,098)	(104,175)

Loss before income taxes	(55,690)	(50,342)	(109,098)	(104,175)

Provision for income taxes	—	—	—	—

Net loss	$(55,690)	$(50,342)	$(109,098)	$(104,175)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 29, 2020 (restated)	119,950,000	$119,950	$(61,450)	$(1,137,445)	$(1,078,945)
Net Loss	—	—	—	(53,833)	(53,833)
Balance, May 31, 2020	119,950,000	119,950	(61,450)	(1,191,278)	(1,132,778)
Net Loss	—	—	—	(50,342)	(50,342)
Balance, August 31, 2020	119,950,000	$119,950	$(61,450)	$(1,241,620)	$(1,183,120)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2021	119,950,000	$119,950	$(61,450)	$(1,370,326)	$(1,311,826)
Net Loss	—	—	—	(53,408)	(53,408)
Balance, May 31, 2021	119,950,000	119,950	(61,450)	(1,423,734)	(1,365,234)
Net Loss	—	—	—	(55,690)	(55,690)
Balance, August 31, 2021	119,950,000	$119,950	$(61,450)	$(1,479,424)	$(1,420,924)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(109,098)	$(104,175)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	7,000	6,000
Accounts payable	3,602	(17,646)
Accrued liabilities, related party	72,000	72,000
Net cash used in operating activities	(26,496)	(43,821)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	26,350	46,104
Net cash provided by financing activities	26,350	46,104

Net (decrease) increase in cash	(146)	2,283

Cash, beginning of period	4,063	493

Cash, end of period	$3,917	$2,776

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2021

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended August 31, 2021 or the year ended February 28, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,479,424 as of August 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of August 31, 2021 and February 28, 2021, the Company had $4,667 and $11,667 of prepaid expenses, respectively, for OTC Market’s annual fee.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of August 31, 2021 and February 28, 2021, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of August 31, 2021 and February 28, 2021, the Company has accounts payable due to Anvi Global, Inc. of $144,000 and $72,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of August 31, 2021 and February 28, 2021, the balance due was $347,808 and $321,458, respectively.

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

Results of Operations

The three months ended August 31, 2021 compared to the three months ended August 31, 2020

Operating Expenses

General and administrative expenses were $55,690 for the three months ended August 31, 2021 compared to $50,342 for the three months ended August 31, 2020, an increase of $5,348. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $7,925, OTC Market fees of $3,500 and other general expenses, including travel, of $8,265. In the prior period, we incurred $36,000 from our service agreements with Strategic-IT Group Inc., professional fees of $8,010, OTC Market fees of $3,000 and other general expenses of $3,332.

Net Loss

Our net loss for the three months ended August 31, 2021 was $55,690 compared to $50,342 for the three months ended August 31, 2020.

The six months ended August 31, 2021 compared to the six months ended August 31, 2020

Operating Expenses

General and administrative expenses were $109,098 for the six months ended August 31, 2021 compared to $104,175 for the six months ended August 31, 2020, an increase of $4,923. In the current period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $16,850, OTC Market fees of $7,000 and other general expenses, including travel, of $13,248. In the prior period, we incurred $72,000 from our service agreements with Strategic-IT Group Inc., professional fees of $19,760, OTC Market fees of $6,000 and other general expenses of $6,415.

Net Loss

Our net loss for the six months ended August 31, 2021 was $109,098 compared to $104,175 for the six months ended August 31, 2020.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six-month period ended August 31, 2021, net cash flows used in operating activities was $26,496 compared to $43,821 provided by operating activities in the prior period.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2021 and 2020, our CEO advanced the Company $26,350 and $46,104, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, August 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANVI GLOBAL HOLDINGS, INC.

Dated: October 12, 2021	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

