Form 10-K
period 2022-02-28
ANVI GLOBAL HOLDINGS, INC.
filed 2022-06-08
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-188648

ANVI GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1226144
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Address of Principal Executive Office: 1135 Kildaire Farm Rd., Suite 319-4, Cary, NC 27511

Registrant’s telephone number, including area code: (408) 821-4491

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None
Common Stock, $.001 par value Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 3, 2022, the registrant had 119,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 27, 2022.

i

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

Anvi Global Holdings, Inc now intends to become a diversified, global holdings company with interest in a suite of businesses in various key segments, including mining, infrastructure, heavy earthworks, health services and aerospace engineering, positioned globally. The Company’s objective is to maximize shareholder value through investing in and/or acquiring a portfolio of companies in emerging global markets like India, South America and Africa, adding value to the operating enterprises. The Company plans to invest in or acquire businesses which offer strategic market position, strong cash flows and robust future potential growth, which are complementary to each other. The Company intends to broaden and intensify positions in carefully selected investment areas and is poised to have strong presence across these countries. As of the date of this Annual Report, the Company has not invested in or acquired any assets or company.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

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

As of February 28, 2022, no shares of our common stock have traded.

Number of Holders

As of February 28, 2022, the 119,950,000 issued and outstanding shares of common stock were held by a total of 65 shareholders of record.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,601,854 as of February 28, 2022. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 28, 2022 compared to the fiscal year ended February 28, 2021

Revenue

We did not recognize any revenue for the years ended February 28, 2022 or 2021.

Operating Expenses

General and administrative expenses were $231,528 for the year ended February 28, 2022, compared to $232,881 for the year ended February 28, 2021, a decrease of $1,353 or 0.5%. In the current year, we incurred $144,000 of expense from our service agreement with Anvi Global Inc. (previously with Strategic-IT Group Inc) (Note 4), professional fees of $38,200, travel expense of $12,694, OTC fees of $14,037 and other general expenses of $22,597. In the prior period, we incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc., professional fees of $24,725, travel expense of $23,547 and other general expenses of $40,609

Net Loss

Our net loss for the year ended February 28, 2022 was $231,528 compared to $232,881 for the year ended February 28, 2021.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2022, net cash flows used in operating activities was $79,544 compared to $96,323 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from our CEO. For the year ended February 28, 2022, we received $82,372 from our CEO compared to $99,893 in the prior year.

PLAN OF OPERATION AND FUNDING

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2022 and 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANVI GLOBAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Anvi Global Holdings, Inc. (“the Company”) as of February 28, 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenue and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2021.

Spokane, Washington

June 7, 2022

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. as of February 28, 2021 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

June 5, 2021

ANVI GLOBAL HOLDINGS, INC. BALANCE SHEETS

	February 28, 2022	February 28, 2021
ASSETS
Current Assets:

Cash	$6,891	$4,063
Prepaids	11,850	11,667

Total Current Assets	18,741	15,730

Total Assets	$18,741	$15,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$78,265	$34,098
Accounts payable - related party	180,000	72,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	403,830	321,458
Total current	1,562,095	1,327,556

Total Liabilities	1,562,095	1,327,556

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,601,854)	(1,370,326)

Total Stockholders’ Deficit	(1,543,354)	(1,311,826)

Total Liabilities and Stockholders' Deficit	$18,741	$15,730

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,
	2022	2021

Operating Expenses:
General and administrative expenses	$231,528	$232,881
Total operating expenses	231,528	232,881

Loss from operations	(231,528)	(232,881)

Loss before income taxes	(231,528)	(232,881)

Provision for income taxes	—	—

Net loss	$(231,528)	(232,881)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 29, 2020	119,950,000	$119,950	$(61,450)	$(1,137,445)	$(1,078,945)
Net Loss	—	—	—	(232,881)	(232,881)
Balance, February 28, 2021	119,950,000	119,950	(61,450)	(1,370,326)	(1,311,826)
Net Loss	—	—	—	(231,528)	(231,528)
Balance, February 28, 2022	119,950,000	$119,950	$(61,450)	$(1,601,854)	$(1,543,354)

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended February 28,
	2022	2021
Cash flows from operating activities:
Net loss	$(231,528)	$(232,881)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(183)	(1,667)
Accounts payable	44,167	(5,775)
Accounts payable - related party	108,000	72,000
Accrued liabilities - related party	—	72,000
Net cash used in operating activities	(79,544)	(96,323)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	82,372	99,893
Net cash provided by financing activities	82,372	99,893

Net increase in cash	2,828	3,570

Cash, beginning of year	4,063	493

Cash, end of year	$6,891	$4,063

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were no cash equivalents for the years ended February 28, 2022 and 2021.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 28, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 28, 2022 and 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,601,854 as of February 28, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As February 28, 2022 and 2021, the Company had $11,850 and $11,667 of prepaid expenses, respectively, for OTC Market’s annual fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of February 28, 2022 and 2021, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2022 and 2021, the Company has accounts payable due to Anvi Global, Inc. of $180,000 and $72,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2022 and 2021, the balance due was $403,830 and $321,458, respectively.

NOTE 6 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21.0% is being used.

Net deferred tax assets consist of the following components as of:

	February 28, 2022	February 28, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$(336,000)	$(288,000)
Less: valuation allowance	336,000	288,000
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	February 28, 2022	February 28, 2021
Federal income tax benefit attributable to:
Current Operations	$47,000	$49,000
Less: valuation allowance	(47,000)	(49,000)
Net provision for Federal income taxes	$—	$—

At February 28, 2022, the Company had net operating loss carry forwards of approximately $336,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the February 28, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 2, 2021, Michael Gillespie & Associates, PLLC (the “Former Auditor”), resigned as the Company’s independent registered public accounting firm.

On July 2, 2021, the Company engaged Fruci & Associates II, PLLC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended February 28, 2022. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 28, 2022, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 28, 2022, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2022.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Rama Mohan R. Busa 1135 Kildaire Farm Rd. Suite 319-4, Cary NC 27511	57	CEO, CFO and sole Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal years ended February 28, 2022 and 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of February 28, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2022 and as of the date of the filing of this annual report by:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of February 28, 2022 and 2021, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2022 and 2021, the Company has accounts payable due to Anvi Global, Inc. of $180,000 and $72,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2022 and 2021, the balance due was $403,830 and $321,458, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On July 2, 2021, the Company engaged Fruci & Associates II, PLLC as its new independent registered public accounting firm for the Company’s fiscal year ended February 28, 2022.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants, Fruci & Associates II, PLLC, with respect to our last fiscal year.

2022
Audit fees	$15,500
Audit related fees	$—
Tax fees	$—
All other fees	$—
Total	$15,500

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

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

Date: June 8, 2022

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

