Form 10-Q
period 2022-11-30
ANVI GLOBAL HOLDINGS, INC.
filed 2023-01-17
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 17, 2023 the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2022	February 28, 2022
	(Unaudited)
ASSETS
Current Assets:

Cash	$2,688	$6,891
Prepaids	4,485	11,850

Total Current Assets	7,173	18,741

Total Assets	$7,173	$18,741

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$42,152	$42,265
Accounts payable - related party	324,000	216,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	452,890	403,830
Total current	1,719,042	1,562,095

Total Liabilities	1,719,042	1,562,095

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,770,369)	(1,601,854)

Total Stockholders’ Deficit	(1,711,869)	(1,543,354)

Total Liabilities and Stockholders' Deficit	$7,173	$18,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative expenses	$48,024	$60,690	$168,515	$169,788
Total operating expenses	48,024	60,690	168,515	169,788

Loss from operations	(48,024)	(60,690)	(168,515)	(169,788)

Loss before income taxes	(48,024)	(60,690)	(168,515)	(169,788)

Provision for income taxes	—	—	—	—

Net loss	$(48,024)	$(60,690)	$(168,515)	$(169,788)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000
Diluted weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2021	119,950,000	$119,950	$(61,450)	$(1,370,326)	$(1,311,826)
Net Loss	—	—	—	(53,408)	(53,408)
Balance, May 31, 2021	119,950,000	119,950	(61,450)	(1,423,734)	(1,365,234)
Net Loss	—	—	—	(55,690)	(55,690)
Balance, August 31, 2021	119,950,000	119,950	(61,450)	(1,479,424)	(1,420,924)
Net Loss	—	—	—	(60,690)	(60,690)
Balance, November 30, 2021	119,950,000	$119,950	$(61,450)	$(1,540,114)	$(1,481,614)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2022	119,950,000	$119,950	$(61,450)	$(1,601,854)	$(1,543,354)
Net Loss	—	—	—	(59,238)	(59,238)
Balance, May 31, 2022	119,950,000	119,950	(61,450)	(1,661,092)	(1,602,592)
Net Loss	—	—	—	(61,253)	(61,253)
Balance, August 31, 2022	119,950,000	119,950	(61,450)	(1,722,345)	(1,663,845)
Net Loss	—	—	—	(48,024)	(48,024)
Balance, November 30, 2022	119,950,000	$119,950	$(61,450)	$(1,770,369)	$(1,711,869)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30
	2022	2021
Cash flows from operating activities:
Net loss	$(168,515)	$(169,788)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	7,365	7,325
Accounts payable	(113)	(10,353)
Accrued liabilities, related party	108,000	108,000
Net cash used in operating activities	(53,263)	(64,816)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	49,060	71,872
Net cash provided by financing activities	49,060	71,872

Net change in cash	(4,203)	7,056

Cash, beginning of period	6,891	4,063

Cash, end of period	$2,688	$11,119

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2022

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of November 30, 2022, or the year ended February 28, 2022.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended November 30, 2022.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,770,369 as of November 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of November 30, 2022 and February 28, 2022, the Company had $4,485 and $11,850 of prepaid expenses, respectively, for accounting and OTC Market’s annual fee.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of November 30, 2022 and February 28, 2022, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of November 30, 2022 and February 28, 2022, the Company has accounts payable due to Anvi Global, Inc. of $324,000 and $216,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of November 30, 2022 and February 28, 2022, the balance due was $452,890 and $403,830, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

During December 2022, Mr. Busa loaned the Company an additional $17,500. The funds were used to pay for general operating expenses.

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

Results of Operations

The three months ended November 30, 2022 compared to the three months ended November 30, 2021

Operating Expenses

General and administrative expenses were $48,024 for the three months ended November 30, 2022, compared to $60,690 for the three months ended November 30, 2021, a decrease of $12,666 or 20.9%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $6,300, OTC Market and state fees of $3,555 and other general expenses of $2,169. In the prior period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $15,675, OTC Market fees of $3,500 and other general expenses of $5,515.

Net Loss

Our net loss for the three months ended November 30, 2022, was $48,024 compared to $60,690 for the three months ended November 30, 2021.

The nine months ended November 30, 2022 compared to the nine months ended November 30, 2021

Operating Expenses

General and administrative expenses were $168,515 for the nine months ended November 30, 2022, compared to $169,788 for the nine months ended November 30, 2021, a decrease of $1,273 or 0.7%. In the current period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $24,565, OTC Market and state fees of $10,500 and other general expenses, including travel ($17,724), of $25,450. In the prior period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $32,525, OTC Market fees of $10,500 and other general expenses, including travel ($12,067), of $18,763.

Net Loss

Our net loss for the nine months ended November 30, 2022, was $168,515 compared to $169,788 for the nine months ended November 30, 2021.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended November 30, 2022, net cash flows used in operating activities was $53,263 compared to $64,816 used by operating activities in the prior period.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2022 and 2021, our CEO advanced the Company $49,060 and $71,872, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: January 17, 2023	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

