Form 10-K
period 2023-02-28
ANVI GLOBAL HOLDINGS, INC.
filed 2023-05-30
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 22, 2023, the registrant had 119,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 22, 2023.

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

As of February 28, 2023, no shares of our common stock have traded.

Number of Holders

As of February 28, 2023, the 119,950,000 issued and outstanding shares of common stock were held by a total of 65 shareholders of record.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,833,357 as of February 28, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 28, 2023 compared to the fiscal year ended February 28, 2022

Revenue

We did not recognize any revenue for the years ended February 28, 2023 or 2022.

Operating Expenses

General and administrative expenses were $231,503  for the year ended February 28, 2023, compared to $231,528 for the year ended February 28, 2022, a decrease of only $25. In the current year, we incurred $144,000 of expense from our service agreement with Anvi Global Inc. (previously with Strategic-IT Group Inc) (Note 4), professional fees of $31,565, travel expense of $17,724, OTC fees of $13,165, transfer agent fees of $15,610 and other general expenses of $9,439. In the prior period, we incurred $144,000 of expense from our service agreement with Strategic-IT Group Inc professional fees of $38,200, travel expense of $12,694, OTC fees of $14,037 and other general expenses of $22,597.

Net Loss

Our net loss for the year ended February 28, 2023 was $231,503  compared to $231,528 for the year ended February 28, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2023, net cash flows used in operating activities was $81,514 compared to $79,544 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from our CEO. For the year ended February 28, 2023, we received $76,190 from our CEO compared to $82,372 in the prior year.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2023 and 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANVI GLOBAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. (“the Company”) as of February 28, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenue and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Spokane, Washington

May 26, 2023

ANVI GLOBAL HOLDINGS, INC. BALANCE SHEETS

	February 28, 2023	February 28, 2022
ASSETS
Current Assets:
Cash	$1,567	$6,891
Prepaids	12,500	11,850

Total Current Assets	14,067	18,741

Total Assets	$14,067	$18,741

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$48,904	$78,265
Accounts payable - related party	360,000	180,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	480,020	403,830
Total current	1,788,924	1,562,095

Total Liabilities	1,788,924	1,562,095

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,833,357)	(1,601,854)

Total Stockholders’ Deficit	(1,774,857)	(1,543,354)

Total Liabilities and Stockholders' Deficit	$14,067	$18,741

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,
	2023	2022
Operating Expenses:
General and administrative expenses	$231,503	$231,528
Total operating expenses	231,503	231,528

Loss from operations	(231,503)	(231,528)

Loss before income taxes	(231,503)	(231,528)

Provision for income taxes	—	—

Net loss	$(231,503)	(231,528)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2021	119,950,000	$119,950	$(61,450)	$(1,370,326)	$(1,311,826)
Net Loss	—	—	—	(231,528)	(231,528)
Balance, February 28, 2022	119,950,000	119,950	(61,450)	(1,601,854)	(1,543,354)
Net Loss	—	—	—	(231,503)	(231,503)
Balance, February 28, 2023	119,950,000	$119,950	$(61,450)	$(1,833,357)	$(1,774,857)

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,
	2023	2022
Cash flows from operating activities:
Net loss	$(231,503)	$(231,528)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(650)	(183)
Accounts payable	6,639	44,167
Accounts payable - related party	144,000	108,000
Net cash used in operating activities	(81,514)	(79,544)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	76,190	82,372
Net cash provided by financing activities	76,190	82,372

Net change in cash	(5,324)	2,828

Cash, beginning of year	6,891	4,063

Cash, end of year	$1,567	$6,891

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2023

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended February 28, 2023 and 2022.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 28, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 28, 2023 and 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,833,357 as of February 28, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of February 28, 2023 and 2022, the Company had $12,500 and $11,850 of prepaid expenses, respectively, for OTC Market’s annual fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of February 28, 2023 and 2022, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2023 and 2022, the Company has accounts payable due to Anvi Global, Inc. of $360,000 and $180,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2023 and 2022, the balance due was $480,020 and $403,830, respectively.

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

Net deferred tax assets consist of the following components as of:

	February 28, 2023	February 28, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$(385,000)	$(336,000)
Less: valuation allowance	385,000	336,000
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	February 28, 2023	February 28, 2022
Federal income tax benefit attributable to:
Current Operations	$49,000	$47,000
Less: valuation allowance	(49,000)	(47,000)
Net provision for Federal income taxes	$—	$—

At February 28, 2023, the Company had net operating loss carry forwards of approximately $385,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the February 28, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 28, 2023, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 28, 2023, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2023.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Rama Mohan R. Busa 1135 Kildaire Farm Rd. Suite 319-4, Cary NC 27511	58	CEO, CFO and sole Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal years ended February 28, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of February 28, 2023, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2023 and as of the date of the filing of this annual report by:

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

The percentage of class is based on 119,950,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of February 28, 2023 and 2022, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2023 and 2022, the Company has accounts payable due to Anvi Global, Inc. of $360,000 and $180,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2023 and 2022, the balance due was $480,020 and $403,830, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants, Fruci & Associates II, PLLC, with respect to our last fiscal year.

	2023	2022
Audit fees	$16,250	$15,500
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$16,250	$15,500

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

Date: May 30, 2023

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

21