Form 10-Q
period 2023-11-30
ANVI GLOBAL HOLDINGS, INC.
filed 2024-01-11
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 4, 2024 the issuer had 119,950,000 shares of its common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2023	February 28, 2023
ASSETS	(Unaudited)
Current Assets:

Cash	$755	$1,567
Prepaids	16,850	12,500

Total Current Assets	17,605	14,067

Total Assets	$17,605	$14,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$18,731	$48,904
Accounts payable - related party	468,000	360,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	543,555	480,020
Total current	1,930,286	1,788,924

Total Liabilities	1,930,286	1,788,924

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(1,971,181)	(1,833,357)

Total Stockholders’ Deficit	(1,912,681)	(1,774,857)

Total Liabilities and Stockholders' Deficit	$17,605	$14,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022

Operating Expenses:
General and administrative expenses	$45,832	$48,024	$151,875	$168,515
Total operating expenses	45,832	48,024	151,875	168,515

Loss from operations	(45,832)	(48,024)	(151,875)	(168,515)

Other income:
Gain from settlement of accounts payable	—	—	14,051	—
Total other income	—	—	14,051	—

Loss before income taxes	(45,832)	(48,024)	(137,824)	(168,515)

Provision for income taxes	—	—	—	—

Net loss	$(45,832)	$(48,024)	$(137,824)	$(168,515)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000
Diluted weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2022	119,950,000	$119,950	$(61,450)	$(1,601,854)	$(1,543,354)
Net Loss	—	—	—	(59,238)	(59,238)
Balance, May 31, 2022	119,950,000	119,950	(61,450)	(1,661,092)	(1,602,592)
Net Loss	—	—	—	(61,253)	(61,253)
Balance, August 31, 2022	119,950,000	119,950	(61,450)	(1,722,345)	(1,663,845)
Net Loss	—	—	—	(48,024)	(48,024)
Balance, November 30, 2022	119,950,000	$119,950	$(61,450)	$(1,770,369)	$(1,711,869)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2023	119,950,000	$119,950	$(61,450)	$(1,833,357)	$(1,774,857)
Net Loss	—	—	—	(39,627)	(39,627)
Balance, May 31, 2023	119,950,000	119,950	(61,450)	(1,872,984)	(1,814,484)
Net Loss	—	—	—	(52,365)	(52,365)
Balance, August 31, 2023	119,950,000	119,950	(61,450)	(1,925,349)	(1,866,849)
Net Loss	—	—	—	(45,832)	(45,832)
Balance, November 30, 2023	119,950,000	$119,950	$(61,450)	$(1,971,181)	$(1,912,681)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(137,824)	$(168,515)
Adjustments to reconcile net cash used in operating activities:
Gain from settlement of accounts payable	(14,051)	—
Changes in assets and liabilities:
Prepaids	(4,350)	7,365
Accounts payable	(16,122)	(113)
Accrued liabilities, related party	108,000	108,000
Net cash used in operating activities	(64,347)	(53,263)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	63,535	49,060
Net cash provided by financing activities	63,535	49,060

Net change in cash	(812)	(4,203)

Cash, beginning of period	1,567	6,891

Cash, end of period	$755	$2,688

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2023

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of November 30, 2023 or the year ended February 28, 2023.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $1,971,181 as of November 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of November 30, 2023 and February 28, 2023, the Company had $16,850 and $12,500 of prepaid expenses, respectively, for accounting and OTC Market’s annual fee.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of November 30, 2023 and February 28, 2023, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of November 30, 2023 and February 28, 2023, the Company has accounts payable due to Anvi Global, Inc. of $468,000 and $360,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of November 30, 2023 and February 28, 2023, the balance due was $543,555 and $480,020, respectively.

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

Anvi Global Holdings, Inc now intends to become a diversified, global holdings company with interest in a suite of businesses in various key segments, including mining, infrastructure, heavy earthworks, health services and aerospace engineering, positioned globally. The Company’s objective is to maximize shareholder value through investing in and/or acquiring a portfolio of companies in emerging global markets like India, South America and Africa, adding value to the operating enterprises. The Company plans to invest in or acquire businesses which offer strategic market position, strong cash flows and robust future potential growth, which are complementary to each other. The Company intends to broaden and intensify positions in carefully selected investment areas and is poised to have strong presence across these countries. As of the date of this Report, the Company has not invested in or acquired any assets or company.

Results of Operations

The three months ended November 30, 2023 compared to the three months ended November 30, 2022

Operating Expenses

General and administrative expenses were $45,832 for the three months ended November 30, 2023, compared to $48,024 for the three months ended November 30, 2022, a decrease of $2,192 or 4.5%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $2,662, OTC Market fees of $3,750 and other general expenses of $3,420. In the prior period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $6,300, OTC Market and state fees of $3,555 and other general expenses of $2,169.

Net Loss

Our net loss for the three months ended November 30, 2023 was $45,832 compared to $48,024 for the three months ended November 30, 2022.

The nine months ended November 30, 2023 compared to the nine months ended November 30, 2022

Operating Expenses

General and administrative expenses were $151,875 for the nine months ended November 30, 2023, compared to $168,515 for the nine months ended November 30, 2022, a decrease of $16,640 or 9.8%. In the current period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $21,373, OTC Market fees of $11,250 and other general expenses of $11,252. In the prior period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $24,565, OTC Market and state fees of $10,500 and other general expenses, including travel ($17,724), of $25,450. The decrease in the current year is primarily due to the decrease in travel expenses.

Other Income

For the nine months ended November 30, 2023, we recognized $14,051 of other income from the write off accounts payable.

Net Loss

Our net loss for the nine months ended November 30, 2023, was $137,824 compared to $168,515 for the nine months ended November 30, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended November 30, 2023, net cash flows used in operating activities was $64,347 compared to $53,263 used by operating activities in the prior period.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2023 and 2022, our CEO advanced the Company $63,535 and $49,060, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2023, based on criteria using the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: January 11, 2024	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

