Form 10-Q
period 2024-08-31
ANVI GLOBAL HOLDINGS, INC.
filed 2024-10-11
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 4, 2024 the issuer had 119,950,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC. CONDENSED BALANCE SHEETS

	August 31, 2024	February 29, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2,926	$1,334
Prepaids	5,200	13,000

Total Current Assets	8,126	14,334

Total Assets	$8,126	$14,334

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$20,562	$21,761
Accounts payable - related party	576,000	504,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	577,905	548,805
Total current	2,074,467	1,974,566

Total Liabilities	2,074,467	1,974,566

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(2,124,841)	(2,018,732)

Total Stockholders’ Deficit	(2,066,341)	(1,960,232)

Total Liabilities and Stockholders' Deficit	$8,126	$14,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2024	2023	2024	2023

Operating Expenses:
General and administrative expenses	$51,012	$52,365	$106,109	$106,043
Total operating expenses	51,012	52,365	106,109	106,043

Loss from operations	(51,012)	(52,365)	(106,109)	(106,043)

Other income:
Gain from settlement of accounts payable	—	—	—	14,051
Total other income	—	—	—	14,051

Loss before income taxes	(51,012)	(52,365)	(106,109)	(91,992)

Provision for income taxes	—	—	—	—

Net loss	$(51,012)	$(52,365)	$(106,109)	$(91,992)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000
Diluted weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 29, 2024	119,950,000	$119,950	$(61,450)	$(2,018,732)	$(1,960,232)
Net Loss	—	—	—	(55,097)	(55,097)
Balance, May 31, 2024	119,950,000	119,950	(61,450)	(2,073,829)	(2,015,329)
Net Loss	—	—	—	(51,012)	(51,012)
Balance, August 31, 2024	119,950,000	$119,950	$(61,450)	$(2,124,841)	$(2,066,341)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2023	119,950,000	$119,950	$(61,450)	$(1,833,357)	$(1,774,857)
Net Loss	—	—	—	(39,627)	(39,627)
Balance, May 31, 2023	119,950,000	119,950	(61,450)	(1,872,984)	(1,814,484)
Net Loss	—	—	—	(52,365)	(52,365)
Balance, August 31, 2023	119,950,000	$119,950	$(61,450)	$(1,925,349)	$(1,866,849)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended August 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(106,109)	$(91,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	—	(14,051)
Changes in assets and liabilities:
Prepaids	7,800	7,500
Accounts payable	(1,199)	(8,890)
Accounts payable - related party	72,000	72,000
Net cash used in operating activities	(27,508)	(35,433)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	29,100	34,085
Net cash provided by financing activities	29,100	34,085

Net change in cash	1,592	(1,348)

Cash, beginning of period	1,334	1,567

Cash, end of period	$2,926	$219

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended August 31, 2024 and the year ended February 29, 2024.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $2,124,841 as of August 31, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of August 31, 2024 and February 29, 2024, the Company had $5,200 and $13,000 of prepaid expenses, respectively, for OTC Market’s annual fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of August 31, 2024 and February 29, 2024, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of August 31, 2024 and February 29, 2024, the Company has accounts payable due to Anvi Global, Inc. of $576,000 and $504,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of August 31, 2024 and February 29, 2024, the balance due was $577,905 and $548,805, respectively.

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

Results of Operations

The three months ended August 31, 2024 compared to the three months ended August 31, 2023

Operating Expenses

General and administrative expenses were $51,012 for the three months ended August 31, 2024, compared to $52,365 the three months ended August 31, 2023, a decrease of $1,353 or 2.6%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $9,600, OTC Market fees of $3,900 and other general expenses of $1,512. In the prior period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $6,411, OTC Market fees of $3,750 and other general expenses of $6,204.

Net Loss

Our net loss for the three months ended August 31, 2024 was $51,012 compared to $52,365 for the three months ended August 31, 2023.

The six months ended August 31, 2024 compared to the six months ended August 31, 2023

Operating Expenses

General and administrative expenses were $106,109 for the six months ended August 31, 2024, compared to $106,043 the six months ended August 31, 2023, an increase of only $66 or 0.1%. In the current period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $23,200, OTC Market fees of $7,800 and other general expenses of $3,109. In the prior period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $18,711, OTC Market fees of $7,500 and other general expenses of $7,832.

Other Income

For the six months ended August 31, 2024 and 2023, we recognized $0 and $14,051 of other income, respectively, from the write off of accounts payable.

Net Loss

Our net loss for the six months ended August 31, 2024 was $106,109 compared to $91,992 for the six months ended August 31, 2023.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six-month period ended August 31, 2024, net cash flows used in operating activities was $27,508 compared to $35,433 used by operating activities in the prior period

Cash Flows from Financing Activities

For the six-month period ended August 31, 2024 and 2023, our CEO advanced the Company $29,100 and $34,085, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, August 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2024, based on criteria using the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: October 11, 2024	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

