Form 10-Q
period 2024-11-30
ANVI GLOBAL HOLDINGS, INC.
filed 2025-01-14
CIK 1570132

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 7, 2025 the issuer had 119,950,000 shares of its common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC. CONDENSED BALANCE SHEETS

	November 30, 2024	February 29, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$10,481	$1,334
Prepaids	17,320	13,000

Total Current Assets	27,801	14,334

Total Assets	$27,801	$14,334

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$24,898	$21,761
Accounts payable - related party	612,000	504,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	603,605	548,805
Total current	2,140,503	1,974,566

Total Liabilities	2,140,503	1,974,566

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	(61,450)	(61,450)
Accumulated deficit	(2,171,202)	(2,018,732)

Total Stockholders’ Deficit	(2,112,702)	(1,960,232)

Total Liabilities and Stockholders' Deficit	$27,801	$14,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2024	2023	2024	2023

Operating Expenses:
General and administrative expenses	$46,361	$45,832	$152,470	$151,875
Total operating expenses	46,361	45,832	152,470	151,875

Loss from operations	(46,361)	(45,832)	(152,470)	(151,875)

Other income:
Gain from settlement of accounts payable	—	—	—	14,051
Total other income	—	—	—	14,051

Loss before income taxes	(46,361)	(45,832)	(152,470)	(137,824)

Provision for income taxes	—	—	—	—

Net loss	$(46,361)	$(45,832)	$(152,470)	$(137,824)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000
Diluted weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 29, 2024	119,950,000	$119,950	$(61,450)	$(2,018,732)	$(1,960,232)
Net Loss	—	—	—	(55,097)	(55,097)
Balance, May 31, 2024	119,950,000	119,950	(61,450)	(2,073,829)	(2,015,329)
Net Loss	—	—	—	(51,012)	(51,012)
Balance, August 31, 2024	119,950,000	119,950	(61,450)	(2,124,841)	(2,066,341)
Net Loss	—	—	—	(46,361)	(46,361)
Balance, November 30, 2024	119,950,000	$119,950	$(61,450)	$(2,171,202)	$(2,112,702)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2023	119,950,000	$119,950	$(61,450)	$(1,833,357)	$(1,774,857)
Net Loss	—	—	—	(39,627)	(39,627)
Balance, May 31, 2023	119,950,000	119,950	(61,450)	(1,872,984)	(1,814,484)
Net Loss	—	—	—	(52,365)	(52,365)
Balance, August 31, 2023	119,950,000	119,950	(61,450)	(1,925,349)	(1,866,849)
Net Loss	—	—	—	(45,832)	(45,832)
Balance, November 30, 2023	119,950,000	$119,950	$(61,450)	$(1,971,181)	$(1,912,681)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended November 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(152,470)	$(137,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	—	(14,051)
Changes in assets and liabilities:
Prepaids	(4,320)	(4,350)
Accounts payable	3,137	(16,122)
Accounts payable - related party	108,000	108,000
Net cash used in operating activities	(45,653)	(64,347)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from an officer	54,800	63,535
Net cash provided by financing activities	54,800	63,535

Net change in cash	9,147	(812)

Cash, beginning of period	1,334	1,567

Cash, end of period	$10,481	$755

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of November 30, 2024 and the year ended February 29, 2024.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $2,171,202 as of November 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

ANVI GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

NOTE 4 – PREPAID TRANSACTIONS

As of November 30, 2024 and February 29, 2024, the Company had $17,320 and $13,000 of prepaid expenses, respectively, for OTC Market’s annual fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of November 30, 2024 and February 29, 2024, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of November 30, 2024 and February 29, 2024, the Company has accounts payable due to Anvi Global, Inc. of $612,000 and $504,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of November 30, 2024 and February 29, 2024, the balance due was $603,605 and $548,805, respectively.

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

Results of Operations

The three months ended November 30, 2024 compared to the three months ended November 30, 2023

Operating Expenses

General and administrative expenses were $46,361 for the three months ended November 30, 2024, compared to $45,832 for the three months ended November 30, 2023, an increase of $529 or 1.5%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $3,092, OTC Market fees of $3,900 and other general expenses of $3,369. In the prior period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $2,662, OTC Market fees of $3,750 and other general expenses of $3,420.

Net Loss

Our net loss for the three months ended November 30, 2024 was $46,361 compared to $45,832 for the three months ended November 30, 2023.

The nine months ended November 30, 2024 compared to the nine months ended November 30, 2023

Operating Expenses

General and administrative expenses were $152,470 for the nine months ended November 30, 2024, compared to $151,875 the nine months ended November 30, 2023, an increase of only $595 or 0.39%. In the current period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $26,292, OTC Market fees of $11,700 and other general expenses of $6,478. In the prior period, we incurred $108,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $21,373, OTC Market fees of $11,250 and other general expenses of $11,252.

Other Income

For the nine months ended November 30, 2024 and 2023, we recognized $0 and $14,051 of other income, respectively, from the write off of accounts payable.

Net Loss

Our net loss for the nine months ended November 30, 2024 was $152,470 compared to $137,824 for the nine months ended November 30, 2023.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended November 30, 2024, net cash flows used in operating activities was $45,653 compared to $64,347 used by operating activities in the prior period.

Cash Flows from Financing Activities

For the nine-month period ended November 30, 2024 and 2023, our CEO advanced the Company $54,800 and $63,535, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2024, based on criteria using the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: January 14, 2025	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

