Form 10-K
period 2026-02-28
ANVI GLOBAL HOLDINGS, INC.
filed 2026-06-03
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 29, 2026, the registrant had 119,950,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 29, 2026.

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

Anvi Global Holdings, Inc, now intends to become a diversified, global holdings company with interest in a suite of businesses in various key segments, including mining, infrastructure, heavy earthworks, health services and aerospace engineering, positioned globally. The Company’s objective is to maximize shareholder value through investing in and/or acquiring a portfolio of companies in emerging global markets like India, South America and Africa, adding value to the operating enterprises. The Company plans to invest in or acquire businesses which offer strategic market position, strong cash flows and robust future potential growth, which are complementary to each other. The Company intends to broaden and intensify positions in carefully selected investment areas and is poised to have a strong presence across these countries. As of the date of this Annual Report, the Company has not invested in or acquired any assets or company.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness program designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

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

Number of Holders

As of May 29, 2026, the 119,950,000 issued and outstanding shares of common stock were held by a total of 65 shareholders of record.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,480,849 as of February 28, 2026. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements, if and when we acquire any assets or a business. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal year ended February 28, 2026 compared to the fiscal year ended February 28, 2025

Revenue

We did not recognize any revenue for the years ended February 28, 2026 and 2025.

Operating Expenses

General and administrative expenses were $196,933 for the year ended February 28, 2026, compared to $203,734 for the year ended February 28, 2025, a decrease of only $6,801 or 3.3%. In the current year, we incurred $144,000 of expenses from our service agreement with Anvi Global Inc. (Note 5), professional fees of $25,419, OTC fees of $17,445, transfer agent fees of $1,200 and other general expenses of $8,869. In the prior period, we incurred $144,000 of expense from our service agreement with Anvi Global Inc., professional fees of $35,792, OTC fees of $15,700, transfer agent fees of $1,300 and other general expenses of $6,942.

Net Loss

Our net loss for the year ended February 28, 2026, was $196,933 compared to $203,734 for the year ended February 28, 2025.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2026, net cash flows used in operating activities was $65,708 compared to $54,591 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from our CEO. For the year ended February 28, 2026, we received $66,020 from our CEO compared to $54,800 in the prior year.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Refer to Note 2 of our financial statements contained elsewhere in this Annual Report for a summary of our critical accounting policies and recently adopted and issued accounting standards.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. We will need additional capital and/or revenues to meet our long-term operating requirements. If and when we commence any operations, additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We do not currently engage in enough business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to developing our business plan

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2026 and 2025 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize assets and satisfy liabilities and commitments in the ordinary course of business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANVI GLOBAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anvi Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvi Global Holdings, Inc. (“the Company”) as of February 28, 2026 and 2025, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenue and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

June 2, 2026

ANVI GLOBAL HOLDINGS, INC. BALANCE SHEETS

	February 28, 2026	February 28, 2025
ASSETS
Current Assets:
Cash	$1,855	$1,543
Prepaids	12,375	13,320

Total Current Assets	14,230	14,863

Total Assets	$14,230	$14,863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$13,504	$27,224
Accounts payable - related party	792,000	648,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	669,625	603,605
Total current liabilities	2,375,129	2,178,829

Total Liabilities	2,375,129	2,178,829

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	—	—
Accumulated deficit	(2,480,849)	(2,283,916)

Total Stockholders’ Deficit	(2,360,899)	(2,163,966)

Total Liabilities and Stockholders' Deficit	$14,230	$14,863

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC. STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28, 2026	February 28, 2025
Operating Expenses:
General and administrative expenses	$196,933	$203,734
Total operating expenses	196,933	203,734

Loss from operations	(196,933)	(203,734)

Loss before income taxes	(196,933)	(203,734)

Provision for income taxes	—	—

Net loss	$(196,933)	$(203,734)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	119,950,000	119,950,000

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 29, 2024	119,950,000	$119,950	$—	$(2,080,182)	$(1,960,232)
Net Loss	—	—	—	(203,734)	(203,734)
Balance, February 28, 2025	119,950,000	119,950	—	(2,283,916)	(2,163,966)
Net Loss	—	—	—	(196,933)	(196,933)
Balance, February 28, 2026	119,950,000	$119,950	$—	$(2,480,849)	$(2,360,899)

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28, 2026	February 28, 2025
Cash flows from operating activities:
Net loss	$(196,933)	$(203,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	945	(320)
Accounts payable	(13,720)	5,463
Accounts payable - related party	144,000	144,000
Net cash used in operating activities	(65,708)	(54,591)

Cash flows from financing activities:
Advances from an officer	66,020	54,800
Net cash provided by financing activities	66,020	54,800

Net change in cash	312	209

Cash, beginning of year	1,543	1,334

Cash, end of year	$1,855	$1,543

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended February 28, 2026 and February 28, 2025.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended February 28, 2026.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 28, 2026 and February 28, 2025, no liability for unrecognized tax benefits was required to be reported.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of February 28, 2026 and February 28, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, including additional disaggregation of rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in the annual financial statements for the year ended February 28, 2026, and for interim periods within the year of adoption. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides for the measurement of expected credit losses on current accounts receivable and contract assets arising from contracts with customers under Topic 606. It offers a practical expedient for all entities to assume that current conditions as of the balance sheet date will continue for the remaining life of the asset. The ASU helps to simplify credit-loss modelling for short-term receivables/contract assets, reducing complexity and forecasting burden. The effective date is for annual periods beginning after December 15, 2025, and interim periods within those years. Early adoption is permitted. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025-02 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 122, which is effective for annual periods beginning after December 15, 2024, and may require full retrospective adoption. This amendment eliminates outdated SEC guidance previously codified under SAB No. 122 and may impact disclosures or recognition related to obligations and liabilities. The Company adopted this ASU, effective for the year ended February 28, 2026. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2024-01 - Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, effective for public entities for annual periods beginning after December 15, 2024. This may impact whether profits interest or similar awards are within the scope of ASC 718 and thus could affect compensation expense accounting. The Company adopted this ASU, effective for the year ended February 28, 2026. The adoption had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $2,480,849 as of February 28, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 4 – PREPAID TRANSACTIONS

As of February 28, 2026 and 2025, the Company had $12,375 and $13,320 of prepaid expenses, respectively, for OTC Market’s annual fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of February 28, 2026 and 2025, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2026 and 2025, the Company has accounts payable due to Anvi Global, Inc. of $792,000 and $648,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2026 and 2025, the balance due was $669,625 and $603,605, respectively.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized.

Deferred tax assets consisted of the following as of February 28:

	February 28, 2026	February 28, 2025
Net operating loss carryover	$(508,000)	$(467,000)
Less: valuation allowance	508,000	467,000
Net deferred tax asset	$—	$—

	2026	2025
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

At February 28, 2026, the Company had approximately $2.4 million of federal net operating loss carryforwards available to offset future taxable income. Net operating losses generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, subject to certain limitations under Section 382 of the Internal Revenue Code. Utilization of the Company’s net operating loss carryforwards may be limited in the event of a significant ownership change.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 28, 2026 and 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no unrecognized tax benefits. The Company is generally no longer subject to examination by federal or state taxing authorities for tax years prior to 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of February 28, 2026, these disclosure controls and procedures were not effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026, using the criteria established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO "). Based on this evaluation, management concluded that our internal controls over financial reporting was not effective as of February 28, 2026.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has yet to assess and establish effective internal control over financial reporting as of February 28, 2026, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as described below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2026.

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

ITEM 9B. OTHER INFORMATION.

During the year ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Rama Mohan R. Busa 1135 Kildaire Farm Rd. Suite 319-4, Cary NC 27511	61	CEO, CFO and sole Director

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

During the past ten years, Mr. Busa has not been subject to any of the following events:

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period in the fiscal years ended February 28, 2026 and 2025:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rama Mohan R. Busa	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of February 28, 2026, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of May 29, 2026, and as of the date of the filing of this annual report by:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 27, 2020, Strategic-IT Group Inc., assigned their service agreement with the Company to Anvi Global, Inc. All terms under the original agreement remain the same. Anvi Global, Inc. is owned by the CEO. As of February 28, 2026 and 2025, the Company has accounts payable due to Anvi Global, Inc. of $792,000 and $648,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of February 28, 2026 and 2025, the balance due was $669,625 and $603,605, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants, Fruci & Associates II, PLLC, with respect to our last two fiscal years.

	2026	2025
Audit fees	$29,200	$22,000
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$29,200	$22,000

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

Date: June 3, 2026

ANVI GLOBAL HOLDINGS, INC.

By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa Chief Executive Officer and Chief Financial Officer

