Form 10-Q
period 2026-05-31
ANVI GLOBAL HOLDINGS, INC.
filed 2026-07-20
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 20, 2026, the issuer had 119,950,000 shares of its common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC. CONDENSED BALANCE SHEETS

	May 31, 2026	February 28, 2026
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$390	$1,855
Prepaids	11,550	12,375

Total Current Assets	11,940	14,230

Total Assets	$11,940	$14,230

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$15,171	$13,504
Accounts payable - related party	828,000	792,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	682,529	669,625
Total current liabilities	2,425,700	2,375,129

Total Liabilities	2,425,700	2,375,129

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	—	—
Accumulated deficit	(2,533,710)	(2,480,849)

Total Stockholders’ Deficit	(2,413,760)	(2,360,899)

Total Liabilities and Stockholders' Deficit	$11,940	$14,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended May 31,
	2026	2025
Operating Expenses:
General and administrative expenses	$52,861	$48,248
Total operating expenses	52,861	48,248

Loss from operations	(52,861)	(48,248)

Loss before income taxes	(52,861)	(48,248)

Provision for income taxes	—	—

Net loss	$(52,861)	$(48,248)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2026	119,950,000	$119,950	$—	$(2,480,849)	$(2,360,899)
Net Loss	—	—	—	(52,861)	(52,861)
Balance, May 31, 2026	119,950,000	$119,950	$—	$(2,533,710)	$(2,413,760)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2025	119,950,000	$119,950	$—	$(2,283,916)	$(2,163,966)
Net Loss	—	—	—	(48,248)	(48,248)
Balance, May 31, 2025	119,950,000	$119,950	$—	$(2,332,164)	$(2,212,214)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended May 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(52,861)	$(48,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	825	4,005
Accounts payable	1,667	3,042
Accounts payable - related party	36,000	36,000
Net cash used in operating activities	(14,369)	(5,201)

Cash flows from financing activities:
Advances from an officer	12,904	9,800
Net cash provided by financing activities	12,904	9,800

Net change in cash	(1,465)	4,599

Cash, beginning of period	1,855	1,543

Cash, end of period	$390	$6,142

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2026

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anvi Global Holdings, Inc., (the “Company” “AGH”) was incorporated under the laws of the State of Nevada on August 15, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending February 28, 2027. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended May 31, 2026 and February 28, 2026.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the period ended May 31, 2026.

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

ANVI GLOBAL HOLDINGS, INC. NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS MAY 31, 2026

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of May 31, 2026 and February 28, 2026, no liability for unrecognized tax benefits was required to be reported.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of May 31, 2026 and 2025.

ANVI GLOBAL HOLDINGS, INC. NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS MAY 31, 2026

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $2,533,710 as of May 31, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Management has developed plans intended to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, there are no assurances that any of these measures will successfully mitigate or be effective at all. (1) The Company shall pursue financing plans to raise funds to judiciously spend towards operational expenses, (2) The Company shall continue to employ low cost measures to operate its business and analyze any unnecessary cost or expense, (3) The Company will seek to avoid unnecessary expenditures, travel, and lodging costs that are not mission critical to its business.

ANVI GLOBAL HOLDINGS, INC. NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS MAY 31, 2026

NOTE 4 – PREPAID TRANSACTIONS

As of May 31, 2026, the Company had prepaid expenses of $3,300 and $8,250 for accounting and OTC Market’s annual fee, respectively.

As of February 28, 2026, the Company had $12,375 of prepaid expenses for OTC Market’s annual fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of May 31, 2026 and February 28, 2026, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

As of May 31, 2026 and February 28, 2026, the Company has accounts payable due to Anvi Global, Inc. of $828,000 and $792,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of May 31, 2026 and February 28, 2026, the balance due was $682,529 and $669,625, respectively.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended May 31, 2026, the Company recorded no income tax expense or benefit. Although the Company incurred a pretax loss during the quarter, no tax benefit was recognized because management continues to maintain a full valuation allowance against its deferred tax assets.

At May 31, 2026, the Company's principal deferred tax asset consisted primarily of federal net operating loss carryforwards. Management believes it remains more likely than not that these deferred tax assets will not be realized and, accordingly, a full valuation allowance has been recorded.

Effective Tax Rate Reconciliation

Three Months Ended May 31, 2026
Federal statutory tax rate	21.0%
Change in valuation allowance	(21.0%)
Effective income tax rate	0.0%

ANVI GLOBAL HOLDINGS, INC. NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS MAY 31, 2026

The Company's effective tax rate differs from the U.S. statutory rate primarily due to the establishment and maintenance of a full valuation allowance against deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of May 31, 2026, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions. The Company remains subject to examination by taxing authorities for the applicable statutory periods.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The three months ended May 31, 2026 compared to the three months ended May 31, 2025

Operating Expenses

General and administrative expenses were $52,861 for the three months ended May 31, 2026, compared to $48,248 for the three months ended May 31, 2025, an increase of $4,613 or 9.6%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $11,300, OTC Market fees of $4,125 and other general expenses of $1,436. In the prior period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $6,499, OTC Market fees of $4,005 and other general expenses of $1,744.

Net Loss

Our net loss for the three months ended May 31, 2026 was $52,861 compared to $48,248 for the three months ended May 31, 2025.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three-month period ended May 31, 2026 and 2025, net cash flows used in operating activities was $14,369 compared to $5,201 used by operating activities in the prior period.

Cash Flows from Financing Activities

For the three-month period ended May 31, 2026 and 2025, our CEO advanced the Company $12,904 and $9,800, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2026. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2026, based on criteria using the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2026, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2027: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: July 20, 2026	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

