Form 10-Q
period 2026-08-31
ANVI GLOBAL HOLDINGS, INC.
filed 2026-10-13
CIK 1570132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 5, 2026, the issuer had 119,950,000 shares of its common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANVI GLOBAL HOLDINGS, INC. CONDENSED BALANCE SHEETS

	August 31, 2026	February 28, 2026
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$250	$1,855
Prepaids	4,125	12,375

Total Current Assets	4,375	14,230

Total Assets	$4,375	$14,230

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$15,980	$13,504
Accounts payable - related party	864,000	792,000
Accrued liabilities - related party	900,000	900,000
Due to an officer	696,001	669,625
Total current liabilities	2,475,981	2,375,129

Total Liabilities	2,475,981	2,375,129

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,950,000 shares issued and outstanding	119,950	119,950
Additional paid-in capital	—	—
Accumulated deficit	(2,591,556)	(2,480,849)

Total Stockholders’ Deficit	(2,471,606)	(2,360,899)

Total Liabilities and Stockholders' Deficit	$4,375	$14,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2026	2025	2026	2025

Operating Expenses:
General and administrative expenses	$57,846	$57,022	$110,707	$105,270
Total operating expenses	57,846	57,022	110,707	105,270

Loss from operations	(57,846)	(57,022)	(110,707)	(105,270)

Loss before income taxes	(57,846)	(57,022)	(110,707)	(105,270)

Provision for income taxes	—	—	—	—

Net loss	$(57,846)	$(57,022)	$(110,707)	$(105,270)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000
Diluted weighted average shares	119,950,000	119,950,000	119,950,000	119,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2026 AND 2025

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2026	119,950,000	$119,950	$—	$(2,480,849)	$(2,360,899)
Net Loss	—	—	—	(52,861)	(52,861)
Balance, May 31, 2026	119,950,000	119,950	—	(2,533,710)	(2,413,760)
Net Loss	—	—	—	(57,846)	(57,846)
Balance, August 31, 2026	119,950,000	$119,950	$—	$(2,591,556)	$(2,471,606)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, February 28, 2025	119,950,000	$119,950	$(61,450)	$(2,222,466)	$(2,163,966)
Net Loss	—	—	—	(48,248)	(48,248)
Balance, May 31, 2025	119,950,000	119,950	(61,450)	(2,270,714)	(2,212,214)
Net Loss	—	—	—	(57,022)	(57,022)
Balance, August 31, 2025	119,950,000	$119,950	$(61,450)	$(2,327,736)	$(2,269,236)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended August 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(110,707)	$(105,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaids	8,250	8,010
Accounts payable	2,476	(14,309)
Accounts payable - related party	72,000	72,000
Net cash used in operating activities	(27,981)	(39,569)

Cash flows from financing activities:
Advances from an officer	26,376	40,220
Net cash provided by financing activities	26,376	40,220

Net change in cash	(1,605)	651

Cash, beginning of period	1,855	1,543

Cash, end of period	$250	$2,194

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVI GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2026

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anvi Global Holdings, Inc., (the “Company” “AGH”) was incorporated under the laws of the State of Nevada on August 15, 2012. The Company has shifted its historical business plan to focus exclusively on executing a diversified, global holding company model.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended August 31, 2026 and February 28, 2026.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the period ended August 31, 2026.

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

ANVI GLOBAL HOLDINGS, INC. NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS AUGUST 31, 2026

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of August 31, 2026 and February 28, 2026, no liability for unrecognized tax benefits was required to be reported.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of August 31, 2026 and 2025.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-12, Codification Improvements. The amendments provide technical corrections, clarifications, and other improvements to various topics within the FASB Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify interim reporting guidance and enhance the disclosure requirements relating to significant events and changes occurring since the most recent annual reporting period. For public business entities, the amendments are effective for interim reporting periods beginning in fiscal years after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on its interim financial statement disclosures.

Management has evaluated other recently issued accounting pronouncements that are not yet effective and believes that their adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ANVI GLOBAL HOLDINGS, INC. NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS AUGUST 31, 2026

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue, has an accumulated deficit of $2,591,556 as of August 31, 2026 and had $27,981 of negative cashflow from operations for the six months ended August 31, 2026.. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Management’s remediation plans to mitigate these conditions include the strict containment of general and administrative overhead costs, optimization of operational expenditures, and reliance upon continuous financial support or short-term working capital advances from our principal shareholder and executive officer. Additionally, the Company is exploring potential capital-raising transactions through equity or debt structures to support future business development and stabilize liquidity.

NOTE 4 – PREPAID TRANSACTIONS

As of August 31, 2026, the Company had prepaid expenses of $4,125 for OTC Market’s annual fee.

As of February 28, 2026, the Company had $12,375 of prepaid expenses for OTC Market’s annual fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 28, 2014, the Company executed a service agreement with Strategic-IT Group Inc. Strategic-IT Group Inc. is owned and operated by Rama Mohan R. Busa, CEO. Services to be provided at $12,000 a month include, but are not limited to, providing office space, IT and related services, business consulting, and investor relations. On July 27, 2020, the service agreement was assigned to Anvi Global Inc (a company owned by the CEO). As of August 31, 2026 and February 28, 2026, the Company has an accrued, unpaid balance due of $900,000 and $900,000, respectively.

As of August 31, 2026 and February 28, 2026, the Company has accounts payable due to Anvi Global, Inc. of $864,000 and $792,000, respectively.

Since 2018 Rama Mohan R. Busa, CEO, has advanced funds to the Company from his personal account and related companies. The advances are to pay for operating expenses, are unsecured, non-interest bearing and due on demand. As of August 31, 2026 and February 28, 2026, the balance due was $696,001 and $669,625, respectively.

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

For the six months ended August 31, 2026, the Company recorded no income tax expense or benefit. Although the Company incurred a pretax loss during the quarter, no tax benefit was recognized because management continues to maintain a full valuation allowance against its deferred tax assets.

At August 31, 2026, the Company's principal deferred tax asset consisted primarily of federal net operating loss carryforwards. Management believes it remains more likely than not that these deferred tax assets will not be realized and, accordingly, a full valuation allowance has been recorded.

ANVI GLOBAL HOLDINGS, INC. NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS AUGUST 31, 2026

Effective Tax Rate Reconciliation

Six Months Ended August 31, 2026
Federal statutory tax rate	21.0%
Change in valuation allowance	(21.0%)
Effective income tax rate	0.0%

The Company's effective tax rate differs from the U.S. statutory rate primarily due to the establishment and maintenance of a full valuation allowance against deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of August 31, 2026, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions. The Company remains subject to examination by taxing authorities for the applicable statutory periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Anvi Global Holdings, Inc. (the “Company” or “AGH”) was incorporated in the State of Nevada on August 15, 2012, and has a fiscal year ending February 28. Following a change in corporate control, the Company has undertaken a strategic reorientation of its business objectives under the leadership of its principal shareholder and Chief Executive Officer, Rama Mohan R. Busa.

The Company intends to develop into a diversified global holding company with interests in selected business segments, including mining, infrastructure, heavy earthworks, and engineering services. The Company’s strategy is to identify and pursue opportunities in carefully selected sectors and geographic markets where it believes it can create long-term value, with a focus on establishing a diversified portfolio of businesses with complementary operations and growth potential.

As part of this strategy, management is independently pursuing and advancing prospecting, exploration, and evaluation activities relating to various high-value mineral assets. The exploration and evaluation of mineral properties are inherently time-consuming and require, among other things, geological studies, technical assessments, exploration programs, laboratory analysis, regulatory approvals, and the evaluation and confirmation of mineral resources and, where applicable, proven reserves. There can be no assurance that the Company’s exploration and evaluation activities will result in the identification or confirmation of commercially viable mineral deposits, the establishment of proven reserves, or the development of profitable mining operations.

Strategic Reorganization: As part of its strategic reorganization, the Company has initiated corporate and capital-structure measures intended to support its business strategy and strengthen its financial position. These measures include a proposed one-for-twenty (1-for-20) reverse stock split of the Company’s outstanding common stock in connection with its efforts to address the minimum bid-price requirements applicable to its quotation on the OTCQB Venture Market and to restructure its capital base.

Financial Positioning: Management is pursuing measures intended to strengthen the Company’s balance sheet, reduce accumulated deficits, improve working capital, and strengthen shareholders’ equity. These efforts may include potential capital-raising transactions conducted in accordance with applicable securities laws, including offerings that may be conducted pursuant to Regulation S and Regulation D under the Securities Act of 1933, as applicable.

DTC Eligibility: The Company plans to initiate the process of seeking eligibility for electronic clearing and settlement of its common stock through the Depository Trust Company (“DTC”), subject to applicable requirements and approval processes. If obtained, such eligibility may facilitate the processing and settlement of transactions in the Company’s common stock through participating broker-dealers and clearing firms.

Risk Factors: These initiatives are intended to establish a stronger financial and operational foundation for the Company’s future business development, exploration activities, and potential acquisitions. There can be no assurance that the proposed reverse stock split, any capital-raising transaction, DTC eligibility, or other strategic initiative will be completed on the anticipated terms or within the anticipated timeframe, or that any such initiative will result in improved liquidity, financial condition, or shareholder value.

Results of Operations

The three months ended August 31, 2026 compared to the three months ended August 31, 2025

Operating Expenses

General and administrative expenses were $57,846 for the three months ended August 31, 2026, compared to $57,022 for the three months ended August 31, 2025, an increase of $824 or 1.4%. In the current period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $14,700, OTC Market fees of $4,125 and other general expenses of $3,021. In the prior period, we incurred $36,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $12,320, OTC Market fees of $4,005 and other general expenses of $4,697.

This baseline overhead reflects the compliance costs required to sustain our regulatory platform, including $36,000 allocated to our related-party infrastructure service agreement (Note 5), alongside professional legal fees, transfer agent maintenance, and public reporting compliance costs.

Net Loss

Our net loss for the three months ended August 31, 2026 was $57,846 compared to $57,022 for the three months ended August 31, 2025.

The six months ended August 31, 2026 compared to the six months ended August 31, 2025

Operating Expenses

General and administrative expenses were $110,707 for the six months ended August 31, 2026, compared to $105,270 for the six  months ended August 31, 2025, an increase of $5,437 or 5.2%. In the current period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $26,000, OTC Market fees of $8,250 and other general expenses of $4,457. In the prior period, we incurred $72,000 of expense from our service agreement with Strategic-IT Group Inc. (Note 5), professional fees of $18,819, OTC Market fees of $7,800 and other general expenses of $6,651.

This baseline overhead reflects the compliance costs required to sustain our regulatory platform, including $72,000 allocated to our related-party infrastructure service agreement (Note 5), alongside professional legal fees, transfer agent maintenance, and public reporting compliance costs.

Net Loss

Our net loss for the six months ended August 31, 2026 was $110,707 compared to $105,270 for the six months ended August 31, 2025.

Liquidity and Capital Resources

As of the date of this report, the Company’s near-term working capital needs continue to be consistently supported through non-interest-bearing, unsecured financial advances from our Chief Executive Officer. This ongoing insider support ensures that the Company satisfies its short-term administrative obligations without incurring high-interest commercial debt obligations.

Management intends to explore potential opportunities to systematically transition complementary natural resource and infrastructure assets onto the balance sheet of the public holding company, subject to the finalization of corporate evaluations, regulatory parameters, and formal board approval.

The successful implementation of our active OTCQB market alignment and simultaneous electronic clearing frameworks is intended to establish an institutional-grade, transparent corporate foundation. This infrastructure is designed to enhance our long-term capacity to secure project-level financing and launch revenue-generating holding company operations; however, there can be no assurance that these initiatives will be successful or result in increased shareholder value.

Despite these external operational hurdles, management remains fully committed to this structural acquisition roadmap. The successful completion of our active OTCQB market realignment and simultaneous electronic clearing frameworks establishes an institutional-grade, transparent corporate foundation. This infrastructure will significantly enhance our long-term capacity to secure project-level financing and launch revenue-generating holding company operations.

Cash Flows from Operating Activities

For the six-month period ended August 31, 2026 and 2025, net cash flows used in operating activities was $27,981 compared to $39,569 used by operating activities in the prior period.

Cash Flows from Financing Activities

For the six-month period ended August 31, 2026 and 2025, our CEO advanced the Company $26,376 and $40,220 respectively.

Plan of Operation and Funding

The Company has no lines of credit or other bank financing arrangements established to meet long-term operating requirements or generate revenues. If and when the Company expands its operations, additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Furthermore, such securities might carry rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are unavailable or are not available on acceptable terms, the Company may be unable to take advantage of prospective new business endeavors or market opportunities, which could significantly and materially restrict our business operations.

The Company does not currently engage in business activities that generate sufficient cash flow. During the next twelve months, we anticipate incurring costs related to:

1.	The filing of regular Exchange Act reports with the Securities and Exchange Commission, and
2.	Foundational administrative and corporate costs relating to developing our expanded business plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the specified time frames. As of August 31, 2026, our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures.

Based on that evaluation, due to limitations in personnel resources typical for small-cap issuers, our executive officer concluded that our internal disclosure controls and procedures were not fully effective at a reasonable assurance level due to material weaknesses regarding the separation of accounting duties. Management is actively identifying measures to remediate these issues as capital reserves improve.

Changes in Internal Control over Financial Reporting

There were no material shifts or structural updates made to our internal controls over financial reporting during the current financial reporting quarter that have significantly impacted or are reasonably certain to impact our foundational internal financial recording controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended August 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

ANVI GLOBAL HOLDINGS, INC.

Dated: October 13, 2026	By:	/s/ Rama Mohan R. Busa
Rama Mohan R. Busa
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

